Form 10-Q
period 1995-06-30
SUMMIT BANK CORP
filed 1995-08-11
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to __________

                        Commission File Number 33-16366

                            SUMMIT BANK CORPORATION
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                             58-1722476
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          4360 Chamblee-Dunwoody Road
                             Atlanta, Georgia 30341
          (Address of principal executive offices, including Zip Code)

                                 (770) 454-0400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes    X                                           No
      --------                                          --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

              Class                       Outstanding at August 14, 1995
Common Stock.  $.01 par value                       1,407,688






                      The Exhibit Index Appears on Page 13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            June 30,        December 31,
(in thousands)                                                                 1995               1994
- ----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $  9,254           $  6,458
Federal funds sold                                                              1,480              3,370
Interest-bearing deposits in other banks                                           47                 44
Investment securities available for sale, at fair value                         8,193              5,680
Investment securities to be held to maturity, fair value of
  $26,645 and $13,239 in 1995 and 1994, respectively                           26,289             13,594
Loans, net of unearned income                                                  67,761             72,297
Loans held for sale                                                             3,675              2,032
Less:  allowance for loan losses                                               (1,880)            (1,603)
- ----------------------------------------------------------------------------------------------------------
    Net loans                                                                  69,556             72,726
- ----------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                     2,815              2,500
Customers' acceptances                                                          2,602              1,952
Other real estate                                                                  --                --
Deferred tax assets                                                               546                429
Other assets                                                                    1,517              1,393
- ----------------------------------------------------------------------------------------------------------
    Total assets                                                             $122,299           $108,146
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
  Noninterest-bearing demand                                                 $ 21,379           $ 20,057
  Interest Bearing:
    Demand                                                                     28,212             21,799
    Savings                                                                     8,431              7,768
    Time, $100,000 and over                                                    19,273             21,512
    Other time                                                                 26,250             19,503
- ----------------------------------------------------------------------------------------------------------
    Total deposits                                                            103,545             90,639

Obligations under capital lease                                                   168                166
Acceptances outstanding                                                         2,602              1,952
Other liabilities                                                               2,037              2,116
- ----------------------------------------------------------------------------------------------------------
    Total liabilities                                                         108,352             94,873
- ----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                     14                 14
  Additional paid-in capital                                                   12,162             12,123
  Retained earnings                                                             1,733              1,232
  Net unrealized holding gains (losses) on investment securities
    available for sale                                                             38                (96)
- ----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                 13,947             13,273
- ----------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                               $122,299           $108,146
==========================================================================================================

See Accompanying Notes to Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)


                                                                    Three months                 Six months
                                                                   ended June 30,               ended June 30,
                                                                 -----------------          ----------------------
(in thousands, except share and per share data)                  1995         1994          1995              1994
- ------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees                                        $2,018       $1,773         $3,994           $3,419
  Interest-bearing deposits in other banks                          1            1              2                1
  Federal funds sold                                              105           38            196               73
  Investment securities-taxable                                   273          152            431              292
  Mortgage-backed securities                                      245           92            425              160
- ------------------------------------------------------------------------------------------------------------------
    Total interest income                                       2,642        2,056          5,048            3,945
- ------------------------------------------------------------------------------------------------------------------

Interest expense:
  Time deposits, $100,000 and over                                347          148            620              320
  Other deposits                                                  663          549          1,271            1,071
  Short-term borrowings and obligations
    under capital lease                                             4           10              9               17
- ------------------------------------------------------------------------------------------------------------------
    Total interest expense                                      1,014          707          1,900            1,408
- ------------------------------------------------------------------------------------------------------------------

    Net interest income                                         1,628        1,349          3,148            2,537
Provision for loan losses                                         163          100            327              250
- ------------------------------------------------------------------------------------------------------------------
    Net interest income after provision
       for loan losses                                          1,465        1,249          2,821            2,287
- ------------------------------------------------------------------------------------------------------------------

Other income:
  Fees for international banking services                         282          210           562               408
  Service charge income                                            53           55           112               110
  Overdraft and NSF charges                                        95           50           166                98
  Gains on sales of loans                                          82          281           175               377
  Other income                                                     71          136           140               223
  Net (losses) gains on sales of investment securities            (21)          (4)          (21)               46
- ------------------------------------------------------------------------------------------------------------------
   Total other income                                             562          728         1,134             1,262
- ------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                  713          623         1,393             1,192
  Equipment                                                       101          111           195               199
  Occupancy                                                       102          102           198               205
  Other operating expenses                                        517          535         1,010               886
- ------------------------------------------------------------------------------------------------------------------
    Total other expenses                                        1,433        1,371         2,796             2,482
- ------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        594          606         1,159             1,067
- ------------------------------------------------------------------------------------------------------------------
Income tax expense                                                220          190           422               328
- ------------------------------------------------------------------------------------------------------------------
Net income                                                   $    374       $   416      $   737       $       739
- ------------------------------------------------------------------------------------------------------------------
Primary net income per share of common stock                 $    .24       $   .30      $   .48       $       .52
- ------------------------------------------------------------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding                             1,641,575     1,407,688    1,641,575         1,407,688
- ------------------------------------------------------------------------------------------------------------------
Dividend declared per common share                           $    .07       $   --       $   .14       $        --
==================================================================================================================

See Accompanying Notes to Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Six months
                                                                                   ended June 30,
(in thousands)                                                                1995               1994
- ---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                   $    737            $   739
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization of leasehold improvements                       103                 61
    Deferred tax benefits                                                        (196)                --
    Net amortization of premiums/discounts on
      investment securities                                                        31                 64
    Amortization of negative goodwill                                             (55)               (37)
    Provision for loan losses                                                     327                250
    Gains on sales of loans                                                      (174)              (377)
    Proceeds from sales of loans                                                3,108              5,708
    Net losses on sales of investment securities                                  (21)               (46)
    Provision for losses on sales or other real estate                             --                 62
    Gains from the sale of other real estate                                       --                (68)
Changes in other assets and liabilities:
    Increase in other assets                                                     (123)               (44)
    Decrease in other liabilities                                                 (25)              (421)
- ---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       3,712              5,891
- ---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale            1,260                765
Proceeds from maturities of investment securities held to maturity                500                 --
Proceeds from sales of investment securities available for sale                   993              2,292
Purchases of investment securities available for sale                          (4,553)                --
Purchases of investment securities held to maturity                           (14,159)            (4,837)
Principal collections on investment securities held to maturity                   954              1,929
Proceeds from sales of other real estate                                           --              1,117
Loans made to customers, net of principal collected on loans                      (91)            (8,150)
Purchases of premises and equipment                                              (418)              (700)
- ---------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                       (15,514)            (7,584)
- ---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                    8,398               8,072
Net increase (decrease) in time deposits                                       4,508              (3,031)
Principal payments for obligations under capital lease                           (14)                 --
Increase in borrowings under capital lease                                        16                  --
Dividends paid                                                                  (197)                 --
Net decrease in short-term borrowings                                              --               (250)
- ---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      12,711              4,791
- ---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         909              3,098
Cash and cash equivalents at beginning of period                                9,872              7,361
- ---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $   10,781         $   10,459
=========================================================================================================

Supplemental disclosures of cash paid during the period:
    Interest                                                               $    1,807         $    1,559
    Income taxes                                                           $      640         $      137
=========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1.  BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Summit Bank Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1994, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Summit National Bank
         (Bank) and The Summit Merchant Banking Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

    2.   ACCOUNTING POLICIES

         Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."
         SFAS No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS No. 114 and SFAS No. 118 must be reflected prospectively. The Company adopted SFAS No. 114 and SFAS No. 118 on January 1, 1995, and the impact to the consolidated financial statements was not material. At June 30, 1995, pursuant to the definition within SFAS No. 114, the Company had approximately $199,000 of impaired loans, which are also classified as nonaccrual, and have a related allowance for loan losses aggregating $29,850.

    3.   RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1995 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        For the three months and six months ended June 30, 1995 and 1994

Performance Overview

Summit Bank Corporation (the "Company") reported net income of $374,000 for the second quarter of 1995, a decline of 10% as compared to $416,000 for the same period in 1994. For the six month period ended June 30, 1995 net income was flat at $737,000 compared to $739,000 in the comparable prior year period. The decline in net income is attributed to lower gains from the sale of loans, due to a decline in the volume of loan sales in 1995 and lower other income as compared to the six month period of June 1994 which included certain recoveries. Additionally, tax expense for the six month period ended June 30, 1995 increased $96,000 as compared to the same period last year due to final utilization of a net operating loss carry forward in early 1994. Net earnings per share were $.24 for the three month period ended June 30, 1995 compared to $.30 for last year. For the six month period ended June 30, 1995, net earnings per share was $.48 compared to $.52 in 1994.

Net interest income for the second quarter of 1995 was $1.6 million, an increase of $279,000, or 20.1%, over the same period last year. The Company continues to experience an improved interest margin resulting from increases in the prime lending rate over the last 18 months. For the six month period, net interest income increased 24.1% over the comparable period in 1994. The resulting net interest margin for the first six months of 1995 was 6.26%, a significant increase from 5.23% for the comparable period last year.

Total assets have increased $14.2 million, or 13.1% from year end 1994. This growth was fueled by deposits which have grown to $103.5 million at June 30, 1995, from $90.6 million at December 31, 1994. Interest bearing demand deposits accounted for $6.4 million of the deposit growth, while noninterest-bearing and savings deposits increased $1.3 million and $.7 million respectively. Time deposits less than $100,000 also increased $6.7 million offset by a decline of $2.2 million in time deposits over $100,000.

Loan outstandings declined to $69.6 million at June 30, 1995, from $72.7 million at year end 1994, a decrease of 4.4%. This decline is mainly attributed to slower Small Business Administration ("SBA") loan application volumes during the first three months of 1995, however the current inventory of loans in process indicates that the volume of outstanding loans should increase during the last six months of 1995, but there can be no assurance that this will occur. As a result of the deposit growth and reduction in loans, the loan-to-deposit ratio declined to 67.2% from the year end ratio of 80.2%. The excess funds generated from the fluctuations in loans and deposits were allocated to the investment portfolio which has increased $15.2 million to $34.5 million at June 30, 1995.

Other income for the three month period ended June 30, 1995 was $562,000, a decline of $166,000 as compared to the same period last year. For the six month period, other income was $1.1 million in 1995, a decline of $128,000 from 1994. Gains from the sales of loans was $82,000 for the three month period ended June 30, 1995 compared to $281,000 last year. For the comparable six month periods, gains from loan sales were $175,000 and $377,000 respectively. Fees for international banking services increased to $562,000 for the six month period of 1995, an increase of 37.8% over the comparable period last year.
Most of this increase was attributed to overall growth in trade finance activity, as indicated by the 33% increase in outstanding customer acceptances since year end 1994. Overdraft and NSF fees also reflected improvement as fees of $166,000 were generated for the six month period this year compared to $98,000 for last year. Other miscellaneous income declined to $140,000 for the six months in 1995 from $223,000 in 1994 as the prior year's income reflected recoveries of interest and legal fees on loans written off in previous years and the recording of a gain from the sale of other real estate.

Total other expenses for the three month period ended June 30, 1995 were $1.4 million, an increase of $62,000 over the comparable period in 1994. For the six month period, total other expenses were $2.8 million or $314,000 higher than the previous year. Personnel costs attributed to most of the increase, $201,000 for the comparable six month periods, due to staff additions to support the continued growth of the Company.

The Federal Deposit Insurance Corporation ("FDIC") has agreed to reduce the premium rate it charges for deposit insurance from an average of $.235 per $100 of deposits to an average of $.045 per $100 of deposits effective during the third quarter of 1995. As a result of this change the Company expects that its premium rate, which is currently $.23 per $100, will drop to $.04 per $100. this reduction will be implemented through rebates for premiums already paid by the Company for the third and fourth quarters which the Company expects to receive during the late third or early fourth quarters. Based on the Company's June 30, 1995 deposits, the reduction would result in a savings in non-interest expense of approximately $43,000 during the third quarter. However, legislative proposals have been introduced in Congress which would delay or lessen the amount of this premium decrease. In addition, the FDIC can raise deposit insurance premiums at any time, increasing the Company's cost of funds. There can be no assurance that such cost could be passed on to the Company's customers.

Return on average assets for the six month period of 1995 was 1.3%, down slightly from 1.4% in 1994 due to the significant asset growth experienced in 1995. The Company began payment of quarterly cash dividends of $.07 per share in first quarter 1995. Through June 30, total per share dividends paid year to date, $.14, represented 27% of earnings for the six month period.


Asset Quality

Non-performing assets increased to $877,000 at June 30, 1995 from $274,000 at year end 1994 representing 1.23% of total loans and other real estate as of June 30, 1995. This amount includes loans 90 days or more past due totalling $633,000 at June 30, 1995. While this $603,000 increase is significant as a percentage increase, the Company believes the total dollar amount of non-performing assets is within a manageable range. Of this increase, $250,000 represents the SBA guaranteed portion of one loan which management expects will be extinguished during the third quarter of 1995. The unguaranteed portion of the same loan, $44,291, was charged off during the second quarter of 1995. Additionally, $199,000 of the total non-performing assets at June 30, 1995 were removed during July 1995. Loans ninety days past due were .89% of total loans compared to no loans past due 90 days at year end 1994.

                             NONPERFORMING ASSETS

                                                                              June 30,           December 31
($ in thousands)                                                                1995                 1994
- -------------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                                            $   877            $   244

Other real estate                                                                   --                 --

Restructured loans                                                                  --                 30
- -------------------------------------------------------------------------------------------------------------

  Total non-performing assets                                                  $   877            $   274
=============================================================================================================

Loans 90 days past due                                                         $   633           $     --

Total nonperforming assets as a
  percentage of total loans and ORE                                              1.23%               .37%

Loans ninety days past due as a
  percentage of total loans                                                       .89%                --%

The allowance for loan losses increased from $1,603,000 at year end 1994 to $1,880,000 at June 30, 1995, an increase of 17.3%. Gross chargeoffs of $232,000, offset by recoveries of $182,000, resulted in a net annualized chargeoff rate of .14% of total loans compared to .80% for the entire year 1994. The allowance for loan losses represented 2.63% of total loans outstanding at June 30, 1995.

           Analysis of the Allowance for Loan Losses at June 30, 1995

($ in thousands)
- --------------------------------------------------------------------------------------

Allowance for loan losses at December 31, 1994                                  $1,603

- --------------------------------------------------------------------------------------

Charge-offs:
  Commercial                                                                       128
  Real estate                                                                       62
  Installment                                                                       42
- --------------------------------------------------------------------------------------

    Total                                                                          232
- --------------------------------------------------------------------------------------

Recoveries:
  Commercial                                                                       160
  Real estate                                                                        6
  Installment                                                                       16
- --------------------------------------------------------------------------------------

    Total                                                                          182
- --------------------------------------------------------------------------------------

    Net charge-offs                                                                 50

- --------------------------------------------------------------------------------------
Provision charged to income                                                        327
- --------------------------------------------------------------------------------------

Allowance for loan losses at June 30, 1995                                      $1,880
======================================================================================

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis management considers the allowance for loan losses at June 30, 1995 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has improved significantly throughout the first and second quarters of 1995 as a result of the growth in deposits and decline in loan volumes. At June 30, 1995, the Company's net loan to deposit rate was 67.2%, down from 80.2% at year end. The Bank's liquid assets as a percent of total deposits was 50% at June 30, 1995. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available federal funds lines to ensure that no potential shortfall exists. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operation requirements.

Stockholders' equity of the Company increased $674,000 to $13.9 million at June 30, 1995, an increase of 5.1% from December 31, 1994. The capital of the Company and the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common stockholders' equity less certain intangibles. The Bank's Tier 1 leverage ratio was 9.8% at June 30, 1995 compared to 10.5% at year end 1994. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 1995, the Bank had a risk weighted total capital ratio of 16.2% compared to 15.3% at year end 1994, and a Tier 1 risk weighted capital ratio of 15.5% compared to 14.0% at year end 1994.

                             PART II - OTHER INFORMATION


         Item 1.          Legal Proceedings  -  Not Applicable


         Item 2.          Changes in Securities  -  Not Applicable


         Item 3.          Defaults Upon Senior Securities  -  Not Applicable


         Item 4.          Submission of Matters to a Vote of Security Holders.
                          The 1995 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 29, 1995. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 1995, for the purpose of electing seven members to the Board of Directors.

                          Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three- year term. Seven Class III directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 1998: Gerald L. Allison, Albert P. Behler, James S. Lai, Roger C.C. Lin, Nack Y. Paek, Carl L. Patrick, Jr., David Yu. All seven nominees were elected.

                          Proxies for 77%, or 1,084,344 of the 1,407,688
                          outstanding common shares, were received prior to the meeting. A quorum was present by proxy. All votes were voted unanimously "for" election of each nominee.

                          The following Class I and Class II directors whose terms did not expire at the Annual Share- holders meeting continued to serve as directors following the meeting: Aaron Alembik, Bruno Bucari, Pin Pin Chau, Paul C. Y. Chu, Peter Cohen, Jack N. Halpern, Donald
                          R. Harkleroad, Dan- iel T. Huang, Shafik H. Ladha, Sion Nyen (Francis) Lai, Shin Chin (Raymond) Lo, Cecil M. Phil- lips, W. Clayton Sparrow, Jr., Howard H.L. Tai, P. Carl Unger.


         Item 5.          Other Information  -  Not Applicable

         Item 6.          Exhibits and Reports on Form 8-K

                          a)  Exhibits

                          Exhibit 11.1
                          Statement RE Computation of per share earnings

                          Exhibit 27.1
                          Financial Data Schedule (for SEC use only)

                          b)   Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                        SUMMIT BANK CORPORATION



                                        BY:   /s/ David Yu
                                           -----------------------------------
                                         David Yu
                                         President and Chief Executive Officer

                                        BY:   /s/ Gary McClung
                                           -----------------------------------
                                         Gary K. McClung
                                         Executive Vice President
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)

                                        DATE:  August 14, 1995

                               INDEX TO EXHIBITS

Exhibit                                                                                  Page
- -------                                                                                  ----
11.1               Statement RE Computation of Per Share Earnings                          14

27.1               Financial Data Schedule (for SEC use only)                              15
