Form 10-Q
period 1995-09-30
SUMMIT BANK CORP
filed 1995-11-13
CIK 820067

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                     OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ----------

                       Commission File Number 33-16366

                           SUMMIT BANK CORPORATION
           (Exact name of Registrant as specified in its charter)

                     GEORGIA                          58-1722476
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

         Yes   X                                   No
             -----                                     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

              Class                         Outstanding at November 10, 1995
              -----                         --------------------------------
  Common Stock.  $.01 par value                         1,407,688





                    The Exhibit Index Appears on Page 13

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            September 30,      December 31,
(in thousands)                                                                  1995               1994
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $  7,184           $  6,458
Federal funds sold                                                              2,885              3,370
Interest-bearing deposits in other banks                                           53                 44
Investment securities available for sale, at fair value                        14,715              5,680
Investment securities to be held to maturity, fair value of
  $24,336 and $13,239 in 1995 and 1994, respectively                           24,100             13,594
Loans, net of unearned income                                                  69,543             72,297
Loans held for sale                                                             3,880              2,032
Less:  allowance for loan losses                                               (1,802)            (1,603)
-----------------------------------------------------------------------------------------------------------
    Net loans                                                                  71,621             72,726
-----------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                     2,893              2,500
Customers' acceptances                                                          2,839              1,952
Other real estate                                                                  --                --
Deferred tax assets                                                               639                429
Other assets                                                                    1,793              1,393
-----------------------------------------------------------------------------------------------------------
    Total assets                                                             $128,722           $108,146
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits
  Noninterest-bearing demand                                                 $ 21,940           $ 20,057
  Interest Bearing:
    Demand                                                                     29,757             21,799
    Savings                                                                    10,331              7,768
    Time, $100,000 and over                                                    22,492             21,512
    Other time                                                                 24,172             19,503
-----------------------------------------------------------------------------------------------------------
    Total deposits                                                            108,692             90,639

Obligations under capital lease                                                   160                166
Acceptances outstanding                                                         2,839              1,952
Other liabilities                                                               2,694              2,116
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                         114,385             94,873
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                     14                 14
  Additional paid-in capital                                                   12,123             12,123
  Retained earnings                                                             2,143              1,232
  Net unrealized holding gains (losses) on investment securities
    available for sale                                                             57                (96)
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                 14,337             13,273
-----------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                               $128,722           $108,146
===========================================================================================================

See Accompanying Notes to Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)


                                                                 Three months                 Nine months
                                                             ended  September 30,         ended September 30,
                                                             --------------------         -------------------
(in thousands, except share and per share data)               1995           1994          1995          1994
--------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees                                      $2,012         $2,005        $6,006        $5,423
  Interest-bearing deposits in other banks                        1             --             3             2
  Federal funds sold                                             73             32           269           104
  Investment securities-taxable                                 309            143           740           435
  Mortgage-backed securities                                    320            128           745           288
--------------------------------------------------------------------------------------------------------------
    Total interest income                                     2,715          2,308         7,763         6,252
--------------------------------------------------------------------------------------------------------------

Interest expense:
  Time deposits, $100,000 and over                              209            165           829           485
  Other deposits                                                867            553         2,138         1,623
  Short-term borrowings and obligations
    under capital lease                                           5             (6)           14            11
--------------------------------------------------------------------------------------------------------------
    Total interest expense                                    1,081            712         2,981         2,119
--------------------------------------------------------------------------------------------------------------

    Net interest income                                       1,634          1,596         4,782         4,133
Provision for loan losses                                        55             15           382           265
--------------------------------------------------------------------------------------------------------------
    Net interest income after provision
       for loan losses                                        1,579          1,581         4,400         3,868
--------------------------------------------------------------------------------------------------------------

Other income:
  Fees for international banking services                       270            244           832           652
  Service charge income                                          53             64           165           173
  Overdraft and NSF charges                                      98             52           264           151
  Gains on sales of loans                                        71            321           246           698
  Other operating income                                         91             74           231           290
  Net (losses) gains on sales of investment securities           --            (11)          (21)           36
--------------------------------------------------------------------------------------------------------------
   Total other income                                           583            744         1,717         2,000
--------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                736            633         2,129         1,825
  Equipment                                                      99             90           294           289
  Occupancy                                                     111            111           309           310
  Other operating expenses                                      471            451         1,481         1,337
--------------------------------------------------------------------------------------------------------------
    Total other expenses                                      1,417          1,285         4,213         3,761
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                      745          1,040         1,904         2,107
--------------------------------------------------------------------------------------------------------------
Income tax expense                                              275            307           697           635
--------------------------------------------------------------------------------------------------------------
Net income                                                   $  470         $  733        $1,207        $1,472
--------------------------------------------------------------------------------------------------------------
Primary net income per share of common stock                 $  .30         $  .52        $  .78        $ 1.05
--------------------------------------------------------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding                           1,641,575      1,407,688     1,641,575     1,407,688
Dividends declared per common share                          $  .07         $   --        $  .21        $   --
==============================================================================================================

See Accompanying Notes to Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                      Nine months
                                                                                  ended September 30,
                                                                                ----------------------
(in thousands)                                                                  1995               1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                   $  1,207           $  1,472
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization of leasehold improvements                       158                 95
    Deferred tax benefits                                                        (299)                --
    Net amortization of premiums/discounts on
      investment securities                                                        57                112
    Amortization of negative goodwill                                             (82)               (57)
    Provision for loan losses                                                     382                265
    Gains on sales of loans                                                      (246)              (698)
    Proceeds from sales of loans                                                4,145             14,119
    Net losses (gains) on sales of investment securities                           21                (36)
    Provision for losses on sales of other real estate                             --                 62
    Gains from the sale of other real estate                                       --                (77)
Changes in other assets and liabilities:
    Increase in other assets                                                     (400)               (59)
    Increase (decrease) in other liabilities                                      660               (260)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       5,603             14,938
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale            1,259              1,265
Proceeds from maturities of investment securities held to maturity              7,000                 --
Proceeds from sales of investment securities available for sale                   972              3,549
Purchases of investment securities available for sale                         (11,037)            (2,307)
Purchases of investment securities held to maturity                           (19,401)            (5,172)
Principal collections on investment securities held to maturity                 1,830              2,404
Proceeds from sales of other real estate                                           --              1,141
Loans made to customers, net of principal collected on loans                   (3,176)           (14,928)
Purchases of premises and equipment                                              (551)            (1,357)
---------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                       (23,104)           (15,405)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                    12,404              8,967
Net increase (decrease) in time deposits                                        5,649             (3,699)
Principal payments for obligations under capital lease                            (22)                --
Increase in borrowings under capital lease                                         16                 --
Dividends paid                                                                   (296)                --
Net decrease in short-term borrowings                                              --               (750)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      17,751              4,518
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         250              4,051
Cash and cash equivalents at beginning of period                                9,872              7,361
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   $ 10,122           $ 11,412
=========================================================================================================

Supplemental disclosures of cash paid during the period:
    Interest                                                                 $  2,745           $  2,211
    Income taxes                                                             $  1,000           $    137
=========================================================================================================

See Accompanying Notes to Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1.  BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Summit Bank Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included herein normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1994, included in the Company's Annual Report on Form 10-K for the fiscal year ended Decem- ber 31, 1994.

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

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."
         SFAS No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS No. 114 and SFAS No. 118 must be reflected prospectively. The Company adopted SFAS No. 114 and SFAS No. 118 on January 1, 1995, and the impact to the consolidated financial statements was not material. At September 30, 1995, pursuant to the definition within SFAS No. 114, the Company had approximately $143,000 of impaired loans, which are also classified as nonaccrual, and have a related allowance for loan losses aggregating $143,000.


    3.   RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1995 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the three months and nine months ended September 30, 1995 and 1994

Performance Overview

Summit Bank Corporation (the "Company") reported net income of $470,000 for the third quarter of 1995, a decline from $733,000 for the same period last year. For the nine month period ended September 30, 1995 net income was $1,207,000, down 18% or $265,000 from $1,472,000 for the comparable period in 1994. The decline is attributed to lower gains from SBA sales and a higher income tax rate due to expiring net operating loss carryforwards for State of Georgia taxes. Net earnings per share for the third quarter of 1995 were $.30 as compared to $.52 for the same period last year. For the nine month period, net earnings per share were $.78 as compared to $1.05 in 1994. The 1995 earnings per share results also reflect dilution due to outstanding stock warrants and options which were not dilutive in 1994. The Company's return on average assets was 1.37% for the nine months ended September 30, 1995.

Net interest income for the third quarter of 1995 was relatively flat at $1.6 million as compared to the third quarter last year. However, for the nine month period net interest income increased to $4.8 million, up 16% from $4.1 million in 1994. This increase was attributed to both a higher volume of earning assets and a stronger interest margin. Interest income on investment securities rose sharply due to the significant increase in the volume of securities. For the nine month period of 1995 the Company's net interest margin was 6.15% compared to 5.54% for the same period in 1994.

Total assets of the Company increased to $128.7 million, an increase of over 19% from December 31, 1994. Asset growth was fueled by deposits which have grown 19.9% from year end 1994 to $108.7 million. Noninterest bearing deposits increased 9.4% from year end to $21.9 million while interest bearing demand and savings deposits increased $8 million and $2.6 million respectively. Time deposits over $100,000 increased only $1 million while other time deposits posted an increase of $4.7 million for the nine month period reflecting the decline in the Company's dependency on large volatile deposits. Loan outstandings have been lower throughout the nine month period of 1995 compared to 1994. However, the third quarter loan volume increased raising outstandings to $71.6 million reflecting a 1.5% decline in net loan outstandings as compared to year end 1994. The decline in loan volumes is considered temporary by management as indicated by increases reflected in third quarter 1995. The investment securities portfolio increased $19.6 million, or 101% since year end 1994. The excess funds generated from both deposit growth and lower volumes were placed in adjustable rate mortgage-backed securities to maintain minimal market value fluctuation thereby positioning the Bank to be able to liquidate these securities to fund anticipated loan growth. Customer acceptances outstanding have increased 45% to $2.8 million, reflecting the improvement in international trade finance fees.

Net loan outstandings were $71.6 million at September 30, 1995 which reflected improvement from the second and first quarter 1995 volumes of $69.6 million and $68.6 million respectively. The Company experienced a temporary downturn in loan volumes during the first part of 1995 due to lower SBA loan originations coupled with payoffs of certain larger credits. During the quarter ended September 1995, loan volumes did increase and the current volume of loans in process indicates that this trend should continue. The lower volume of SBA loans is considered temporary as several of these loans are construction/permanent type financings which are nearing the final construction phase. The Company's loan-to-deposit ratio stands at 68% at September 30, 1995 while the reserve for loan losses represents 2.45% of total loans.

The provision for loan losses for the nine months ended September 30, 1995 was $382,000, an increase of $117,000 over the $265,000 recorded for the same period last year. Despite the higher provision during the nine month period of 1995 versus 1994, the overall level of classified assets declined significantly during the third quarter. The provision for third quarter 1995 represented only 14% of the total provision for the year. Other income declined $161,000 to $583,000 for the third quarter of 1995, as compared to $744,000 for the same period last year. For the nine month period other income declined to $1.7 million in 1995 from $2.0 million last year. The primary reason for this decline, and the overall decline in net income, is lower gains from the sale of loans. For the quarter, gains totaled $71,000 compared to $321,000 for the third quarter last year. For the nine month comparison, net gains from the sale of loans were $246,000 in 1995 and $698,000 in 1994. Offsetting this decline, fees for international banking services increased 10.7%, or $26,000, to $270,000 in the third quarter 1995 as compared to the same period last year. For the nine month period ended September 30, 1995 these fees totaled $832,000 an increase of $180,000, or 27.6% over the comparable period last year. Fees from overdrafts and insufficient funds charges also increased $46,000 to $98,000 in the third quarter of 1995 as compared to $52,000 in the third quarter of 1994. For the nine month period these fees also reflected similar increases to $264,000 in 1995 compared to $151,000 last year. The Company also recognized a net loss on the sale of investment securities of $21,000 during the nine months of 1995 compared to a net gain of $36,000 during 1994, a net decline in other income of $57,000.

Other expenses for the third quarter of 1995 were $1.4 million, an increase of $132,000 compared to the third quarter of last year. For the nine month period other expenses increased $452,000 to $4.2 million representing a 12% increase over the comparable period in 1994. Personnel expenses accounted for the majority of the increase, $103,000 for the comparable quarters and $304,000 for the comparable nine month periods. A large portion of the increase in personnel expenses was attributed to overtime and temporary expenses associated with a data processing conversion implemented during the second quarter of 1995. Other operating expenses for the third quarter of 1995 were up slightly compared to last year, $471,000 versus $451,000 while the comparable nine month periods also reflected an increase in 1995 to $1.5 million as compared to $1.4 million in 1994, an increase of $144,000. Data/Item processing expenses were the largest cause of the increase during the nine month period, $74,000, while postage/courier and property/business taxes also accounted for $32,000 and $31,000 of the increase respectively. Other miscellaneous expenses also increased $44,000 during the nine month period ended September 30, 1995 as compared to the same period last year. Offsetting these increases, FDIC insurance premiums declined $45,000 in the nine month period of 1995 as compared to 1994 as a result of a refund and a lower insurance rate on insured deposits. Currently the premium is $0.4 per $100 of deposits compared to the prior rate of $.23 per $100. However, the FDIC can raise deposit insurance premiums at any time thereby increasing the Company's cost of funds. There can be no assurance that such cost could be passed on to the Company's customers.

The Company's net operating loss carryforward for State of Georgia taxes was fully utilized during 1995 which resulted in a higher effective tax rate of 36.6% of pretax income in 1995 compared to 30.1% last year.

Asset Quality

Non-performing assets decreased to $143,000 at September 30, 1995 compared to $274,000 at year end 1994. Non-performing assets represented .19% of total loans and other real estate as of September 30 compared to .37% at December 31, 1994. The Company had no loans 90 days or more past due at September 30, 1995.

                                             NONPERFORMING ASSETS
                                             --------------------

                                                                              September 30,      December 31,
($ in thousands)                                                                  1995               1994
-------------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                                               $143               $244

Other real estate                                                                   --                 --

Restructured loans                                                                  --                 30
-------------------------------------------------------------------------------------------------------------

  Total non-performing assets                                                     $143               $274
=============================================================================================================

Loans 90 days past due                                                            $ --               $ --

Total nonperforming assets as a
  percentage of total loans and ORE                                               .19%               .37%

Loans ninety days past due as a
  percentage of total loans                                                        --%                --%

The allowance for loan losses increased from $1,603,000 at year end 1994 to $1,802,000 at September 30, 1995, an increase of 12.4%. Gross chargeoffs of $684,000, offset by recoveries of $501,000, resulted in a net annualized chargeoff rate of .34% of average total loans compared to .80% for the entire year 1994. The allowance for loan losses represented 2.45% of total loans outstanding at September 30, 1995.

        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1995

($ in thousands)
--------------------------------------------------------------------------------------

Allowance for loan losses at December 31, 1994                                  $1,603

--------------------------------------------------------------------------------------

Charge-offs:
  Commercial                                                                       189
  Real estate                                                                      453
  Installment                                                                       42
--------------------------------------------------------------------------------------

    Total                                                                          684
--------------------------------------------------------------------------------------

Recoveries:
  Commercial                                                                       422
  Real estate                                                                        6
  Installment                                                                       73
--------------------------------------------------------------------------------------

    Total                                                                          501
--------------------------------------------------------------------------------------

    Net charge-offs                                                                183

--------------------------------------------------------------------------------------
Provision charged to income                                                        382
--------------------------------------------------------------------------------------

Allowance for loan losses at September 30, 1995                                 $1,802
======================================================================================

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis management considers the allowance for loan losses at September 30, 1995 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has continued to improve significantly throughout 1995 as a result of the growth in deposits and the level loan volumes. At September 30, 1995, the Company's net loan to deposit rate was 65.9%, down from 80.2% at year end. The Bank's liquid assets as a percent of total deposits was 50% at September 30, 1995. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments and available federal funds lines to ensure that no potential shortfall exists. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operation requirements.

Stockholders' equity of the Company increased $1,064,000 to $14.3 million at September 30, 1995, an increase of 8% from December 31, 1994. The capital levels of the Company and the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common stockholders' equity less certain intangibles. The Bank's Tier 1 leverage ratio was 9.7% at September 30, 1995 compared to 10.5% at year end 1994 as a result of asset growth. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 1995, the Bank had a risk weighted total capital ratio of 15.7% compared to 15.3% at year end 1994, and a Tier 1 risk weighted capital ratio of 14.4% compared to 14.0% at year end 1994.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings  -  Not Applicable


Item 2.   Changes in Securities  -  Not Applicable


Item 3.   Defaults Upon Senior Securities  -  Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders. - Not applicable.


Item 5.   Other Information  -  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

          Exhibit 11.1
          Statement Regarding Computation of per share earnings

          Exhibit 27.1
          Financial Data Schedule (for SEC use only)

          b)   Reports on Form 8-K - none

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                         SUMMIT BANK CORPORATION



                                         BY:   /s/ David Yu
                                             ---------------------------------
                                          David Yu
                                          President and Chief Executive Officer

                                         BY:   /s/ Gary McClung
                                             -------------------------------
                                          Gary K. McClung
                                          Executive Vice President
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                         DATE:  November 10, 1995

                              INDEX TO EXHIBITS

Exhibit                                                                                           Page
-------                                                                                           ----
11.1               Statement Regarding Computation of Per Share Earnings                           14

27.1               Financial Data Schedule (for SEC use only)                                      15