Form 10-K405
period 1995-12-31
SUMMIT BANK CORP
filed 1996-03-25
CIK 820067

                                          Manually signed, sequentially numbered


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from          to
                                      --------    ---------

                        Commission File Number 33-16366
                                               --------

                            SUMMIT BANK CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

                 GEORGIA                                58-1722476
                 -------                                ----------
       (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)               Identification No.)

4360 CHAMBLEE-DUNWOODY ROAD, ATLANTA, GEORGIA              30341
---------------------------------------------              -----
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (770) 454-0400
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class          Name of each exchange on which registered
            None                                   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    None

--------------------------------------------------------------------------------
                                (Title of class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                               ---        ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
    As of March 1, 1996, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $10,242,320 as determined by the most recent trades of registrant's Common
Stock known to the registrant. There is no established trading market for the Common Stock of the registrant and these sporadic sales are not a reliable indication of market value.
    The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
    As of March 1, 1996, there were 1,407,688 shares of the Registrant's Common Stock outstanding.
                   Page 1 of 168 sequentially numbered pages

                            SUMMIT BANK CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                         PART 1.
                                                                                                                     PAGE
                                                                                                                     ----
ITEM 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
               (a) Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
               (b) Banking Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
               (c) Location and Service Area  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
               (d) Asian-American Market  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
               (e) International Services Market  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
               (f) Vinings Acquisition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
               (g) Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
               (h) Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
               (i) Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 2.        Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                                         PART II.

ITEM 5.        Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . .  14

ITEM 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

                                                        PART III.

ITEM 10.       Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .  59

ITEM 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . .  69

ITEM 13.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72

                                                         PART IV.

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  73

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  76


                                    PART 1.

ITEM 1.    BUSINESS

OVERVIEW

Summit Bank Corporation ("Summit" or the "Company") was organized as a Georgia corporation on October 15, 1986, primarily to become a bank holding company by acquiring all the common stock of The Summit National Bank (the "Bank") upon its formation. The Bank commenced business on March 10, 1988, and the primary activity of the Company since then has been the ownership and operation of the Bank. The Company had been conducting certain merchant banking related activities since the early stages of its formation, and on July 1, 1989, established a merchant banking subsidiary. This subsidiary, The Summit Merchant Banking Corporation (the "Merchant Bank"), was deactivated effective January 31, 1991. On December 31, 1993, the Bank acquired Vinings Bank & Trust, N.A. ("Vinings"), a Cobb County, Georgia-based community national bank formed in 1987. Vinings operated from one location which the Bank retained as a branch office location. The Vinings acquisition provided further opportunities for the Bank to pursue its identified markets in Cobb County in addition to DeKalb and Fulton Counties. The acquisition was accounted for as a purchase.

The Bank was organized as a banking association under the laws of the United States. The Bank is engaged in the commercial banking business from its main office and two branch offices, which are located in its primary service area in northern metropolitan Atlanta, Georgia. The Bank seeks to serve four principal markets: (i) individuals, professionals, and small to medium-sized businesses in the Bank's primary service area; (ii) ethnic communities, principally Asian-Americans, located in the Atlanta metropolitan area, including businesses operated by members of such communities; (iii) individuals, professionals, and businesses in the Atlanta metropolitan area requiring the international financial transaction services offered by the Bank; and (iv) foreign corporations and individuals requiring specialized banking services (international private banking) in the Atlanta metropolitan area.

Management believes the identified markets are not now adequately served and an opportunity exists for the Bank to further penetrate these markets by offering a variety of traditional and specialized banking services emphasizing personal service, cultural sensitivity and accessibility of management.

BANKING SERVICES

The Bank offers a full range of deposit services that are typically available at most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts ("IRAs") are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount ($100,000 per depositor). The Bank solicits these accounts from individuals, businesses, associations, and governmental authorities.

The Bank offers a full range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. The Bank offers government guaranteed loans under the Small Business Administration ("SBA") loan program. After origination of these loans, the Bank usually sells the guaranteed portion of the loan (approximately 75%) resulting in gains on the sale. In addition, the Bank retains the servicing rights to these loans which generate servicing income on the portion sold. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also offers, through an alliance with Independent Mortgage Associates, Inc. ("IMA"), permanent mortgage loans. IMA pays a referral fee to the Bank for each mortgage loan closed.

In addition to deposit and loan services, the Bank's other domestic services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the HONOR and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank also offers both VISA and MasterCard credit cards to its customers through a third party vendor. Merchant credit card processing is also available to the Bank's customers through an alliance with Lynk Systems, Inc.

The Bank's international banking services include inbound and outbound international funds transfers, inbound and outbound foreign collections, and import and export letters of credit. The Bank is also actively involved in the issuance of bankers acceptances. These drafts or bills of exchange facilitate international trade and are available upon completion of a diligent credit review process. In addition, the Bank offers private banking services to foreign individuals and corporations in the establishment of business operations in Atlanta. Specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and arranging personal lines of credit (including credit card services) for qualified foreign nationals conducting business in the United States.

In addition, the Bank's private banking group assists U.S. domiciled executives with a variety of personal banking services designed to support international business objectives. These services include introductions to correspondent financial services as well as to general business contacts maintained by the Company in international trade markets.

The Bank does not presently offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

LOCATION AND SERVICE AREA

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341, which is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in DeKalb County. The Bank has a branch facility situated within an 18,000 square foot office building owned by the Company which was completed in August 1994 located at 3490 Shallowford Road in Dekalb County, Chamblee, Georgia. The Bank relocated it's Atlanta, Chinatown Square Shopping Center branch there in September 1994 and occupies 6,000 square feet of space which it leases from the Company. The Bank has also leased a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings which it acquired in

December 1993 through the purchase of Vinings. In January 1996 the Bank purchased a 4500 square foot building situated on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia to serve as its fourth office. There were no deposits acquired with the branch. Management expects to open this office in second quarter 1996.

The Bank's primary service area ("PSA") is comprised of a section of North Atlanta, Georgia located in the corridor bound by the growing Lenox and Perimeter Center and Galleria retail and office complexes. The PSA includes the city of Chamblee, portions of the city of Doraville, the DeKalb-Peachtree Airport, the Perimeter Mall, Cumberland Mall in East Cobb County and the Perimeter Business Park. The PSA is traversed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads in the East, and Interstate 75 in the West.

ASIAN-AMERICAN MARKET

The Atlanta Asian-American population, one of the Bank's principal target markets, consists of members of the Korean, Chinese, Japanese, Indian, and Southeast Asian communities. The 1990 United States census indicates that the Atlanta Asian-American population exceeds 75,000 people, with the majority of this population located in north Atlanta including parts of DeKalb, Fulton, and Cobb counties.

Management believes the Bank's main and branch offices are convenient to a large number of Atlanta's Asian-Americans. At year-end 1995, approximately 50% of the Bank's customers were Asian-American. The oldest and largest church serving the Korean community is also located within the Bank's PSA.

Management believes the Atlanta Asian-American community can be characterized as generally having a high savings rate, low unemployment, and a commitment to economic advancement through education and hard work. A significant percentage of the Atlanta Asian-American population consists of first generation U.S. immigrants, many of whom management believes are constrained in their current use of banking services at other institutions by language and other cultural barriers.

The Bank has employed, and will continue to employ, personnel with Asian language skills and first-hand knowledge of the communities to be served. Management believes language ability and cultural sensitivity combined with accessibility to senior management enhances the Bank's competitive position in this market.

INTERNATIONAL SERVICES MARKET

Management believes a growing number of domestic businesses in the Atlanta metropolitan area (and, in particular, a growing number of small to medium-sized businesses) require the international services provided by the Bank. While a number of financial institutions operating in the Bank's markets offer such services, they are typically offered from international banking departments located in downtown office facilities or an out-of-state location; personnel in branch facilities closer to smaller businesses generally are not trained to address these specialized needs. Management believes the Bank has penetrated, and will be able to further penetrate, this market by providing those businesses with convenient access to personnel specially trained to provide such services.

In addition to domestic businesses requiring international banking services, management believes a growing number of foreign businesses operating in Atlanta along with their executives and employees, frequently require the type of international banking services provided by the Bank. Foreign nationals associated with such businesses are often unfamiliar with United States banking practices. The Bank has personnel with the requisite language and cultural skills suited to serve this clientele. Management further believes the international banking experience of management of the Bank, along with the contacts of the directors of the Company and the Bank in the international and domestic business communities, enhances the Bank's ability to compete in this target market.

VININGS ACQUISITION

On December 31, 1993, the Bank acquired Vinings Bank & Trust, N.A., a Cobb County-based community bank formed in 1987. In the acquisition, Vinings was merged into the Bank and the Bank acquired all the assets of Vinings and assumed all of its liabilities. As of the acquisition date, Vinings had approximately $13 million in loans, $3 million in investment securities and $2 million in non-earning assets (including furniture, fixtures and equipment and real estate owned) and it had approximately $16 million in deposits. The Bank paid $.34 in cash for each outstanding share of Vinings common stock, for a total purchase price of $255,000.

The acquisition of Vinings allowed the Bank to enter the Cobb County market at a price considered by the Board of Directors to be attractive. Management believes that Cobb County offers the opportunity to expand geographically the provision of services in the Bank's traditional markets. According to the 1990 United States Census, Cobb County had the next largest Asian-American population in Georgia (behind Fulton and DeKalb Counties), and Cobb County is the home of numerous small to medium-sized businesses serving this important suburban area of Atlanta.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. In the case of the Company, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company registers the Common Stock under the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

General. The Bank is a national banking association and member of the Federal Reserve System. The Office of Comptroller of the Currency (the "OCC") is the primary regulator for the Bank. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching. Georgia law presently limits the establishment of branches by a state or national bank located in Georgia to the county in which the bank's main office is located, but provides an exception for branches established through the acquisition of certain existing institutions. DeKalb and Fulton counties are considered one county under these rules. Under these rules, the Bank can currently establish branches in DeKalb, Fulton and Cobb counties.

In February 1996 the State Legislature passed a bill allowing banks in the State of Georgia to establish branches in any three additional counties after July 1, 1996. Additionally, the bill allows banks to establish branches in any county after July 1, 1998. The bill is expected to be signed into law.

On September 29, 1994, the Federal Interstate Banking Efficiency Act (the "Interstate Act"), which expanded the ability of banks to compete interstate, was enacted. The Interstate Act permits nationwide interstate acquisitions of banks by bank holding companies and permits nationwide interstate mergers of banks beginning June 1, 1997. States can legislatively opt not to permit interstate bank mergers or can legislatively opt to permit interstate bank mergers before the June 1, 1997, effective date. The Georgia General Assembly adopted legislation which opted to permit nationwide interstate bank mergers effective July 1, 1995.

Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured bank and thrifts for deposit insurance. Separate insurance funds (BIF, the Bank Insurance Funds, and SAIF, the Savings Association Insurance Fund) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF increased, and the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

In May 1995, the FDIC reduced the Bank's assessment rate to $.04 per $100 of insured deposits. Also in 1995, the FDIC declared the BIF fully funded and suspended assessments on certain financial institutions until further notice. The assessment for the Bank was suspended under this ruling, however, there can be no assurance that the FDIC will not reinstate an insurance assessment rate. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

Dividends

The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors of the Federal Reserve Bank has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1995, the Company and the Bank were qualified as "well-capitalized." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

These capital guidelines can affect the Company in several ways. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

The following table shows the leverage and risk-based regulatory capital ratios at December 31, 1995, and December 31, 1994, for the Bank.

                                                             ANALYSIS OF CAPITAL

                                      REQUIRED                    ACTUAL                       EXCESS
                                      --------                    ------                       ------
                                  AMOUNT       %            AMOUNT        %              AMOUNT        %
                                --------------------------------------------------------------------------
 (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

 December 31, 1995:
  Risk-based capital

   Tier 1 capital                $ 3,551     4.0%           $12,468     14.2%            $9,017      10.2%

   Total capital                 $ 7,102     8.0%           $13,678     15.4%            $6,576       7.4%

 Tier 1 leverage ratio           $ 3,552     3.0%           $12,568     10.6%            $9,016       7.6%


 December 31, 1994:
 Risk-based capital

   Tier 1 capital                $ 3,220     4.0%           $10,940     13.6%            $7,720       9.6%

   Total capital                 $ 6,440     8.0%           $11,946     14.8%            $5,506       6.8%

 Tier 1 leverage ratio           $ 3,197     3.0%           $10,940     10.3%            $7,743       7.3%


Recent Legislative Developments

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

COMPETITION

The banking business is highly competitive. In one or more aspects of their businesses, the Company and the Bank compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking companies operating in the metropolitan Atlanta area and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, the Company and the Bank do not provide. The Bank has several employees who are fluent in foreign languages including Mandarin, Cantonese, Korean, German, French, Spanish and others which further enhances the Bank's ability to compete in target markets. A competing new bank was opened in August 1995 which targets the same Asian-American customer base as the Bank. Management believes that the

Company and the Bank will be able to continue to compete effectively with these financial institutions, but no assurances can be given in this regard.

EMPLOYEES

As of March 1, 1996, the Bank had 75 full-time equivalent employees. Except to support normal growth of business, additional hiring is not anticipated in 1996. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

ITEM 2.  PROPERTIES

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story 100,000 square foot office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has signed a lease for 18,247 square feet on the main and third floors of the building, which lease provides base rental at $14.25 per square foot per annum during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per annum. The initial term of the lease expires in December 1998. The main office on the first floor contains 8,897 square feet of space which includes six teller stations, two customer services stations, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor of the main office houses the international department, personnel department, the operations department, and the executive offices.

The Company completed construction of its 18,000 square foot office building located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway in August 1994. The Company leased 6,000 square feet of space to the Bank in September 1994 at a cost of $12.00 per square foot for a branch office which was formerly located in the Atlanta Chinatown Square Shopping Center. The Bank also leases 760 square feet on the third floor which is provided for Independent Mortgage Associates. The Company currently has leased 4,806 square feet to three other tenants which leases provide base rental rates from $12.75 to $13.50 per square foot per annum. It is the Company's intention to lease the remaining space to other professional and commercial tenants. The Company incurred a total cost of $2.1 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office provides six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-thru ATM and drive-thru teller window.

The Bank's branch office in the Vinings area of Cobb County is located at One Paces West, Suite 150, 2727 Paces Ferry Road, N.W., Atlanta, Georgia 30339.
The office building contains 246,515 square feet of leasable space near the intersection of Interstate 285 and Paces Ferry Road. The Vinings branch office contains 5,266 square feet of space which the Bank has leased at a base rate of $17.25 per square foot per annum. This space consists of four teller stations, two drive-in windows, four customer service stations, five offices for management and lending officers and a conference room. The Bank also has a walk-up ATM at this location. The initial term of the lease expires June 2002.

In January 1996, the Bank acquired a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This office contains six teller stations, one drive-up window, three drive-in lanes, three offices for lending officers and management and will also have a walk-up ATM. This location will serve as the Bank's fourth office and is expected to open in second quarter 1996.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to their business, pending against or involving assets of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of properties or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In October 1994, The Robinson Humphrey, Inc. became a market maker in the Common Stock of the Company. The Company's shares are listed on the NASDAQ Bulletin Board under the symbol "SBGA". All transactions involving the sale and purchase of shares of the Common Stock known to the Company were facilitated through The Robinson Humphrey, Inc. As of March 1, 1996 the quoted purchase price for the Company's shares was $11.00 per share. There were 421 holders of record of the Company's Common Stock at March 1, 1996.

In 1994, the Company became cumulatively profitable and subsequently declared its first cash dividend of $.07 per share on January 23, 1995. The Company paid a total of $.28 per share in cash dividends during 1995. The Company anticipates continuing the payment of cash dividends on a quarterly basis; however the ability to pay dividends in the future would depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company, as to which there can be no assurance.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $300,000 to the Company in 1995. As of December 31, 1995, the Bank had cumulative profits of $3,358,421, which is entirely available for dividends to the Company in 1996 plus 1996 net earnings, if any, of the Bank, provided that the necessary transfers of net profits to surplus were made. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.

(Dollars in thousands, except per share data)                             As of December 31,
-------------------------------------------------------------------------------------------------------------

Balance Sheet Data                                 1995         1994          1993         1992         1991
------------------                              ---------    ---------     ---------     -------      -------
Total assets                                   $  130,076  $  108,146    $  104,526   $   78,119   $   70,520
Investment securities                              32,702      19,274        19,970        9,575        4,625
Loans                                              78,177      73,801        73,190       57,661       53,420
Allowance for loan losses                           1,686       1,603         1,774          858          812
Deposits                                          109,816      90,639        88,376       65,275       59,370
Obligations under capital lease                       152         166            --           24          148
Stockholders' equity                               15,413      13,273        11,441        9,783        8,762

                                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------------

Statement of Income Data                           1995         1994          1993         1992         1991
------------------------                         --------     --------       -------      -------      -------
Interest income                                $   10,539  $    8,545    $    6,453   $   6,175    $    6,420
Interest expense                                    4,070       2,800         2,354       2,610         3,259
                                               ----------  ----------    ----------   ----------   ----------
Net interest income                                 6,469       5,745         4,099        3,565        3,161
Provision for loan losses                             397         430           611          711          876
                                               ----------  ----------    ----------   ----------   ----------
Net interest income after
  provision for loan losses                         6,072       5,315         3,488        2,854        2,285
Non-interest income                                 2,873       2,660         2,299        2,717        1,411
Non-interest expenses                               5,802       5,209         4,211        4,525        3,802
Income tax expense (benefit)                        1,042         838           (82)          25           --
                                               ----------  ----------    ----------   ----------   ----------
Net Income (loss)                              $    2,101  $    1,928    $    1,658   $    1,021   $     (106)
                                               ==========  ==========    ==========   ==========   ==========

Per Share Data
--------------
Book value per share at year end               $    10.95  $     9.43    $     8.13   $     6.95   $     6.22
Net income (loss) per share                          1.33        1.37          1.18          .73         (.08)
Weighted-average common equivalent
  shares outstanding                            1,630,610   1,407,688     1,407,688    1,407,688    1,407,438
Dividends declared                             $      .28  $       --    $       --   $       --   $       --

Ratios
------
Return on average assets                             1.74%       1.78%         1.95%        1.38%       (0.16%)
Return on average equity                            15.09%      15.65%        16.02%       11.16%       (1.18%)
Average equity/average assets                       11.51%      11.37%        12.21%       12.37%       13.69%
Net interest margin                                  5.90%       5.79%         5.25%        5.26%        5.13%
Non-performing assets/total loans
  and other real estate                               .14%        .37%         2.67%        3.70%        3.67%
Allowance for loan losses/total loans                2.16%       2.17%         2.42%        1.49%        1.52%
Non-interest expense/net
  interest income and non-interest income           62.11%      61.98%        65.82%       72.03%       83.16%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview for 1995

Summit Bank Corporation ("Company") reported record net income of $2,101,000 in 1995 representing an increase of 9% over the prior year. Management attributes the improvement to a stronger interest margin coupled with an 11% increase in average earning assets. Net income for 1994 increased 16% to $1,928,000 as compared to $1,658,000 in 1993.

Reported net income per share for 1995 was $1.33 compared to $1.37 in 1994.
The decline in earnings per share is attributed to the dilutive effect of outstanding stock warrants and options which, prior to 1995, were antidilutive. Weighted-average common equivalent shares outstanding in 1995 were 1,630,610 compared to 1,407,688 in 1994. Earnings per share in 1994 of $1.37 represented an increase of 16% over 1993.

The return on average assets was 1.74% in 1995 as compared to 1.78% in the previous year. This compares favorably to the Company's peer group which posted an average return of 1.20% of average assets. During 1995, the Company's average assets increased by $12.5 million, or 12%, to $121 million compared to $108 million in 1994. In 1993, the Company posted a return on average assets of 1.95% which reflected a year of very strong earnings further benefited by a reduced effective tax rate from utilization of net operating loss carryforwards from prior years. The return on average equity was 15.1% in 1995 compared to 15.7% in 1994. For 1993, return on average equity was 16.0%. Stockholders' equity rose to $15.4 million at year end 1995, an increase of over 16% as compared to year end 1994.

The Company began paying quarterly cash dividends in February 1995 at an annualized rate of $.28 per share. In late 1994 the Company engaged an investment brokerage firm to help establish a market for trading the stock. At December 31, 1995, the most recent trade of the Company's stock was $10.25 per share. Common stock of the Company is listed as "SBGA" on the NASDAQ Bulletin Board.

Net interest income increased 13%, or $724,000, to $6.5 million from $5.7 million reported in 1994. The Company's interest margin increased to 5.9% in 1995, the fifth consecutive year of an increase. Improved loan quality resulted in a significant reduction in net loan charge-offs thus reducing the provision for loan losses by $33,000 from 1994. Non-interest income increased $213,000 to $2,873,000 in 1995 led by increases in international fees, overdraft and NSF charges on deposit accounts and a reduction in losses on sales of securities. Offsetting these improvements were lower gains from the sale of loans which declined $311,000 in 1995 as compared to 1994 due to lower origination volumes of government guaranteed Small Business Administration ("SBA") loans. Despite the decline in gains, the Company was once again recognized by SBA as the most active lending institution in the State of Georgia, a distinction held by Summit for the last four consecutive years. Non-interest income rose $361,000 in 1994 to $2,660,000 representing an increase of 16% over $2,299,000 in 1993.

The Company experienced an increase in non-interest expenses of $593,000 in 1995, or 11.4%, over 1994. Most of this increase, $374,000, was attributed to additional staff expenses to support business expansion experienced in 1995. Other operating expenses accounted for $142,000 of the increase in total non-interest expenses due largely to implementation of a new data processing system in April 1995. Additionally, the Company made a decision to outsource all check processing functions to improve operating efficiencies of the organization. Despite the increase in non-interest expenses, the Company's efficiency ratio (operating expenses as a percentage of net interest income and non-interest income) remained constant at 62% for 1995 and 1994. Non-interest expenses increased in 1994 by 24%, or $998,000, as compared to 1993. This sharp increase was attributed to additional staffing associated with the acquisition of Vinings Bank & Trust, N.A. on December 31, 1993.

The Company reported 1995 year-end total assets of $130 million, an increase of 20% above 1994 year-end assets of $108 million. Asset growth was fueled by deposits which increased 21%, or $19 million, from 1994 to 1995, as a result of the opening of the Asian Banking Center in September 1994. Net loans increased 6%, absorbing over $4 million of the deposit growth and resulting in total loans of over $78 million at December 31, 1995. As deposit growth substantially outpaced loan growth, the Company placed the majority of the additional funds in adjustable-rate investment securities to obtain a higher short-term yield and maintain a strong liquidity position. Total asset growth was over 3% in 1994 as compared to 1993 total year-end assets of $105 million.

Fourth Quarter 1995 Results

Net income for the fourth quarter of 1995 was $894,000, an increase of 96% over $456,000 for the same period in 1994. The sharp increase was the result of significantly higher gains from sales of SBA loans, lower provision for loan losses and fewer losses from sales of investment securities. SBA gains increased $141,000 from the comparable quarter in 1994 while provision for loan losses and losses from sales of securities reduced $150,000 and $176,000, respectively. The Bank frequently experiences fluctuations in quarterly SBA loan volumes which are the result of construction lending cycles and year-end business sales of customers.

Net Interest Income

Net interest income, the primary source of revenue for the Company, is a function of the yield earned on average interest-earning assets and the rate paid on average interest-earning liabilities. Changes in net interest income from period to period reflect the increases or decreases in average interest-earning assets, average interest-bearing liabilities and the interest rate spread which is affected by the degree of mismatch in maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities.

Net interest income increased 13% in 1995 to $6.5 million, as compared to last year, resulting in a net interest margin of 5.90%. Average interest-earning assets increased 11%, or $10.4 million. Investment securities represented the majority of the change in average earning assets, increasing $11.1 million while average loan volumes decreased $2 million. Average interest-bearing liabilities increased 8%, or $6.3 million, over 1994. Average time deposits accounted for the majority of this increase, $6.7 million, while money market accounts also increased $3.0 million. Slight declines were noted in average NOW accounts and savings deposits of $1.5 million and $1.4 million, respectively.

Net interest income for 1994 increased 40% to $5.7 million from $4.1 million in 1993. This substantial increase was largely attributed to the acquisition of Vinings Bank & Trust, N.A. on December 31, 1993, which included approximately $13 million in loans and $3 million in investment securities. Average earning assets increased over $21 million from 1993 to 1994 while average interest-bearing liabilities increased only $14 million. An increasing interest rate environment in 1994 was also a positive contributing factor to the increase in net interest income due to the Company's asset sensitive interest risk profile. Summit posted an interest margin in 1994 of 5.79%, an improvement of 54 basis points over the 5.25% interest margin for 1993.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 1995 and 1994.

AVERAGE BALANCE SHEETS                                          1995                                  1994
                                                     ---------------------------------    ------------------------------
                                                       AVERAGE     INCOME/    YIELDS/      Average     Income/   Yields/
(Dollars in thousands)                                BALANCES    EXPENSE      RATES       Balances    Expense   Rates
------------------------------------------------------------------------------------------------------------------------
Assets
   Interest-earning assets:
         Loans (1)                                       $ 73,647   $8,142     11.06%      $ 75,589   $7,385        9.77%
         Investment securities - taxable                   30,970    2,100      6.78%        19,532      994        5.09%
         Investment securities - tax exempt (2)                --       --     --               336       18        5.36%
         Federal funds sold                                 4,998      294      5.88%         3,764      152        4.04%
         Interest-bearing deposits in other banks              81        3      3.70%            41        2        4.88%
-------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                             109,696   10,539      9.61%        99,262    8,551        8.61%
-------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
         Cash and due from banks                            5,736                             5,318
         Premises and equipment, net                        2,809                             1,758
         Allowance for loan losses                         (1,777)                           (1,786)
         Other assets                                       4,446                             3,824
-------------------------------------------------------------------------------------------------------------------------

   Total noninterest-earning assets                        11,214                             9,114
-------------------------------------------------------------------------------------------------------------------------
Total assets                                             $120,910                          $108,376
=========================================================================================================================
Liabilities and Stockholders' Equity
   Interest-bearing liabilities:
         Interest-bearing deposits:
         NOW accounts                                    $  6,618      171      2.58%      $  8,135      206        2.53%
         Money market                                      20,806      890      4.28%        17,830      578        3.24%
         Savings deposits                                   8,459      278      3.29%         9,885      248        2.51%
         Other time deposits                               45,002    2,711      6.02%        38,321    1,744        4.55%
-------------------------------------------------------------------------------------------------------------------------

   Total interest-bearing deposits                         80,885    4,050      5.01%        74,171    2,776        3.74%
-------------------------------------------------------------------------------------------------------------------------
     Other interest-bearing liabilities:
     Federal funds purchased                                   19        1      5.26%            24       --       --
         Short-term borrowings and obligations
           under capital lease                                167       19     11.38%           555       24        4.32%
-------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                         81,071    4,070      5.02%        74,750    2,800        3.75%
-------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities
      and stockholders' equity:
         Demand deposits                                   21,086                            17,694
         Other liabilities                                  4,831                             3,613
         Stockholders' equity                              13,922                            12,319
-------------------------------------------------------------------------------------------------------------------------

   Total noninterest-bearing
    liabilities and stockholders' equity                   39,839                            33,626
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $120,910                          $108,376
=========================================================================================================================

Interest rate spread                                                            4.59%                               4.86%
Net interest income                                                 $6,469                            $5,751
                                                                    ======                            ======
Net interest margin (3)                                                         5.90%                               5.79%

   (1) Average loans include non-performing loans. Interest on loans includes loan fees of $258,000 in 1995 and $319,000 in 1994.
   (2) Interest income and rates include the effects of a tax equivalent adjustment using a tax rate of 34%, in adjusting tax-exempt interest on tax exempt investment securities to a fully taxable basis.
   (3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the last two years. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, and the proportionate allocation of changes in both volumes and rates to the changes due to volumes and the changes due to rates.

                                           1995 COMPARED WITH 1994(1)            1994 Compared with 1993(1)
                                                   DUE TO CHANGES IN                  Dues to changes in
                                     --------------------------------------  ----------------------------------
(In thousands)                                                    NET                                   Net
                                     AVERAGE       AVERAGE    INCREASE       Average      Average    Increase
Interest Income                       VOLUME         RATE    (DECREASE)       Volume        Rate    (Decrease)
--------------------------------------------------------------------------------------------------------------
Loans                                 $(194)         $951         $757       $1,598         $190       $1,788

Investment securities                   683           405        1,088          355          (20)         335

Federal funds sold                       60            82          142          (74)          49          (25)

Interest-bearing deposits in other banks  1             0            1           (1)           1           --
--------------------------------------------------------------------------------------------------------------

  Total interest income                 550         1,438        1,988        1,878          220        2,098

Interest expense
---------------------------------------------------------------------------------------------------------------

NOW accounts                            (39)            4          (35)         115            4          119

Money market                            107           205          312          178           24          202

Savings deposits                        (40)           70           30          (11)         (49)         (60)

Other time deposits                     338           629          967          211          (26)         185

Federal funds purchased                  --             1            1           --           --           --

Short-term borrowings and
  obligations under capital lease       (25)           20           (5)          (6)           6           --
--------------------------------------------------------------------------------------------------------------

  Total interest expense                341           929        1,270          487          (41)         446
--------------------------------------------------------------------------------------------------------------

Change in net
  interest income                      $209          $509         $718       $1,391         $261       $1,652
==============================================================================================================

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Non-interest Income

The following table presents the principal components of non-interest income for the years ended December 31, 1995, 1994, and 1993.



(In thousands)                                                      1995             1994                1993
-------------------------------------------------------------------------------------------------------------
Fees for international banking services                           $1,145           $  932              $  675
Gains on sales of loans                                              713            1,024               1,197
Overdraft and NSF charges                                            362              222                 166
Service charge income                                                216              227                 160
Net Losses on sales of investment securities                          (2)            (121)                 --
Gains on sales of other real estate                                   --               77                  --
Other                                                                439              299                 101
-------------------------------------------------------------------------------------------------------------

Total non-interest income                                         $2,873           $2,660              $2,299
=============================================================================================================

The Company's continuing emphasis on expansion of noninterest income resulted in an increase of 8% in 1995 to $2.9 million. Fees from international trade activities led the improvement in other income for 1995, increasing $213,000 as a result of increased business volume. Total international fees for 1995 were $1.1 million, representing a 23% increase over 1994. An increase in the volume of insufficient and overdraft charges, coupled with more stringent guidelines for assessing these fees, generated an additional $140,000 over the prior year, increasing 63% to $362,000. The Company recognized $2,000 of net losses from sales of investment securities in 1995, compared to net losses of $121,000 in 1994, thus increasing non-interest income by $119,000.

Offsetting these improvements, the Company experienced a reduction in gains from sales of SBA loans of $311,000 from 1994 to 1995. During 1995 the Bank originated $9.8 million of new SBA loans as compared to $20.6 million in 1994. Total guaranteed amounts sold for the two comparable years were $7.6 million and $14.0 million, respectively. Management attributes the decline in new originations to both competitive factors and SBA lending program limitations. Effective January 1, 1995 the SBA reduced the maximum loan guarantee amount on the program to $500,000, from $750,000. Also, during the last two years the Atlanta SBA lending market has seen several new participating financial institutions enter this line of business. Despite these issues, according to information provided by the SBA, the Bank produced the most SBA loans of any financial institution in the State of Georgia for the fourth consecutive year. Also, according to that same source, the Bank originated one of every six SBA loans originated by the top ten lenders in Georgia. The Bank's loan servicing portfolio for third parties increased to $49 million at year end 1995 compared to $47 million at year end 1994.

Non-interest income increased $361,000 from 1993 to 1994 despite $121,000 of losses from sales of investment securities. This improvement was the result of an increase of $257,000 in international fees and gains recorded from the sale of foreclosed properties of $77,000. Additionally in 1994, the Company recorded a $32,000 recovery of interest and legal fees on a loan previously charged-off and amortized $75,000 in negative goodwill. Gains from the sale of SBA loans declined $173,000 from 1993 to 1994.

The decline in gains from the sale of SBA loans in 1994 versus 1993 was attributed to lower loan origination volume.

Non-interest Expenses

The following table presents the principal components of non-interest expenses for the years ended December 31, 1995, 1994, and 1993.


(In thousands)                                                       1995             1994               1993
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                     $3,046           $2,672             $2,039
Net occupancy                                                         452              403                355
Equipment                                                             408              380                377
Accounting, legal, and other professional                             286              318                179
Data/item processing                                                  218              110                 66
Insurance                                                             181              277                214
Postage and courier                                                   168              133                 92
Marketing and community relations                                     157              137                108
Other losses                                                          137              111                 51
Telephone                                                             132              103                 92
Office supplies                                                       130              136                 80
Directors fees                                                         64               25                  7
Dues and memberships                                                   58               53                 39
SBA origination commissions                                            --                4                104
Provision for losses on sales of other real estate                     --               62                 96
Expenses on other real estate                                          --                5                 35
Other operating expenses                                              365              280                277
-------------------------------------------------------------------------------------------------------------

Total non-interest expenses                                        $5,802           $5,209             $4,211
=============================================================================================================

Non-interest expenses increased 11% in 1995 largely due to expansion of personnel expenses and costs associated with the implementation of a new data processing system. Staffing levels were increased to 75 employees to support the business growth experienced during the year. Total assets increased to $1.73 million per employee compared to $1.66 million at year-end 1994, an improvement of over 4%. Total salaries and employee benefits costs increased $374,000, from $2.7 million last year, an increase of 14%. Increases in personnel costs in 1995 were largely attributed to temporary and overtime staffing requirements to successfully implement the new data processing system in April 1995.

In 1994 the Company completed construction of a three-story 18,000 square foot office building on Shallowford Road in Chamblee, Georgia. The Bank occupies the first floor of this building with the remaining two floors being leased to non-related tenants until such time as the Company needs to utilize additional space. The Company has placed the building with a professional property manager and at year end 1995 had obtained lease agreements on 76% of the building, including the main floor. These leases range from two to five years in length with options to extend.

The Company's decision to implement a new data processing system was driven by the need to remain technologically competitive and improve operating efficiencies. The result was a fully automated computer system encompassing all functions of the Bank. The impact on equipment expenses was a net increase $28,000 over 1994. This consisted of an increase in equipment depreciation of $93,000 offset by a reduction in maintenance and equipment rental expenses of $65,000 resulting from the replacement of dated equipment. To further improve long-term operating efficiency without incurring significant technology dependent capital expenditures, the Company decided to outsource all check processing functions to a third party. This resulted in avoidance of significant investment in additional hardware and software and additional personnel needed to support this function. The new data processing service provider, Bisys, Inc., allows the Bank to offer more advanced products including automated cash management, 24-hour telephone banking, origination of electronic funds transfers, and multi-lingual automated teller machines, further positioning the Company to be able to address debit cards, overnight investment accounts and home banking. Additionally, the new system will provide management with more complete reporting and customer profitability analyses. The total impact of this new system on 1995 expenses was $108,000 in additional costs; however, management considers the increase necessary to remain competitive in an ever-advancing technological industry.

The Company began paying fees to its directors of the Company in 1995 resulting in an increase of $39,000 over 1994 to $64,000. Prior to 1995, only directors of the Bank were paid for their services. Postage and courier expenses increased $35,000 to $168,000 in 1995. Approximately half of this increase was attributed to increased business volumes in international banking services which require overnight delivery of documents. In April 1995, the Bank extended the deposit processing day from 2:00 p.m. to 4:00 p.m. to better meet its customers' needs. This also resulted in additional courier services for all three branches. The Company reduced accounting, legal and professional fees in 1995 by $32,000, or 10%. There were no foreclosures in 1995 which created a reduction in the provision for losses on sales of other real estate by $62,000 from 1994. In July 1995, the Federal Deposit Insurance Corporation ("FDIC") reduced the Bank's deposit insurance rate for insured deposits to $.04 per $100, from $.23 per $100, effective retroactively to May 1995. As a result of the reduced premiums, the Company's FDIC insurance expense decreased $87,000 from 1994. Additionally, the FDIC has suspended payment of insurance premiums of certain "well-capitalized" financial institutions, with the exception of a minimum $2,000 premium, until further notice. Summit's "well-capitalized" position enables it to benefit from this suspension of premiums. However, there can be no assurance that the FDIC will not begin assessing insurance premiums in the future thereby resulting in additional expense for the Company.

Non-interest expenses increased $998,000 in 1994 compared to 1993. This increase was substantially the result of the additional personnel costs associated with the acquisition of Vinings Bank and Trust, N.A. which became the Bank's third office. Incentive compensation also increased during 1994 as a result of the significant increase in pre-tax earnings of the Company. Occupancy expenses also increased $48,000 in 1994 due to the new Vinings location. Accounting, legal and other professional fees increased $139,000 due mostly to legal costs associated with charge-offs and recoveries of loans related to the acquisition of Vinings. Other losses increased $60,000 from 1993 to 1994 due to certain recourse credit card losses. During 1994, the Company embarked on a strategy of increasing the volume of in-house generated SBA loans thus lessening reliance on third-party SBA loan originators and significantly reducing SBA commissions to third-party originators.

Loan Portfolio

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. The Company experienced a decline in average loan volumes in 1995 by $1.9 million, however, the third and fourth quarters reflected a positive change to this trend. Net loan outstandings increased to $76 million as compared to $72 million at year end 1994, an increase of 6%. Commercial loans secured by real estate accounted for most of this increase, growing from $47 million to $50 million at the comparable year ends. Consumer loans increased $437,000 to $4.8 million at December 31, 1995. At both year end 1995 and 1994, the Company had loans held for sale of $1.5 million. The Company maintains a posture of originating loans with rates that fluctuate with the prime lending rate. At December 31, 1995, 64% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition of the Company's loan portfolio at December 31, 1995 and 1994.

(In thousands)                                                                       1995             1994
----------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                           $22,615          $21,752
Real estate - construction                                                            269               --
Real estate - mortgage                                                             50,174           47,049
Installment loans to individuals                                                    4,816            4,379
Less: unearned income                                                              (1,179)            (883)
-----------------------------------------------------------------------------------------------------------

Loans, net of unearned income                                                      76,695           72,297
Loans held for sale - SBA                                                           1,482            1,504
Less: allowance for loan losses                                                    (1,686)          (1,603)
-----------------------------------------------------------------------------------------------------------

Net loans                                                                         $76,491          $72,198
===========================================================================================================

The following table presents a maturity analysis of the Company's loan portfolio segregated between loans with predetermined interest rates and loans with floating or adjustable rates at December 31, 1995.


                                                                         Loans Maturing
                                                    ------------------------------------------------------
                                                    Within          1-5            After 5
(In thousands)                                      1 Year        Years              Years           Total
----------------------------------------------------------------------------------------------------------
Loans with:
  Predetermined interest rates                     $16,104       $10,288           $ 2,021          $28,413
  Floating or adjustable rates                      12,759        11,664            25,341           49,764
-----------------------------------------------------------------------------------------------------------

Total loans                                        $28,863       $21,952           $27,362          $78,177
===========================================================================================================

Allowance and Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on non-accruing, past due, and other loans that management believes require special attention.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. General unallocated reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The Company also utilizes an independent loan review process in assessing the overall adequacy of the allowance for loan losses.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate. The Company's provision for loan losses for 1995 was $397,000 as compared to $430,000 in 1994, reflecting the Company's continued reduction in net charge-off experience and the improvement in the Company's asset quality during the year.

Net loan charge-offs in 1995 dropped significantly to .43% of average net loans outstanding from .80% in 1994. Most of this improvement was a reduction in gross charge-offs of $235,000 from the previous year, a decline of 21%, while recoveries increased $52,000 over 1994.

Net loan charge-offs for 1994 represented .80% of average loans outstanding, or $601,000, compared to 1.00% of average loans, or $587,000, for 1993. Net charge-offs for 1994 remained basically unchanged from 1993 as management aggressively addressed certain problem loans acquired from Vinings in the first quarter of 1994. These loans were adequately covered by reserves established at the time of the acquisition.

The allowance for loan losses represented 2.16% of total loans at December 31, 1995 compared to 2.17% at year end 1994. The determination of the allowance for loan losses rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the years ended December 31, 1995 and 1994.

                                                                                     Years Ended December 31,
(In thousands)                                                                         1995           1994
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                                         $1,603          $1,774
-------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial, financial, and agricultural                                                 364             645
  Real estate                                                                             453             416
  Installment loans to individuals                                                         79              70
-------------------------------------------------------------------------------------------------------------

Total                                                                                     896           1,131
-------------------------------------------------------------------------------------------------------------

Recoveries:
  Commercial, financial, and agricultural                                                 500             252
  Real estate                                                                               6             230
  Installment loans to individuals                                                         76              48
-------------------------------------------------------------------------------------------------------------

Total                                                                                     582             530
-------------------------------------------------------------------------------------------------------------

  Net charge-offs                                                                         314             601

Provision for loan losses                                                                 397             430
-------------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of year                                               $1,686          $1,603
=============================================================================================================

The amounts and percentages of such components of the allowance for loan losses at December 31, 1995 and 1994, and the percentage of loans in each category to total loans are presented in the table below.

                                                              1995                               1994
                                                  --------------------------         ------------------------
                                                  ALLOWANCE             % OF         Allowance          % of
(Dollars in thousands)                                $         (%)    LOANS            $         (%)   Loans
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural              $1,051      62%     29%           $1,042      65%    30%
Real estate                                             525      31%     65%              497      31%    64%
Installment loans to individuals                        110       7%      6%               64       4%     6%

-------------------------------------------------------------------------------------------------------------
Total                                                $1,686     100%    100%           $1,603     100%   100%
=============================================================================================================


Non-Performing Assets

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when it is not reasonable to expect collection of principal or interest under the original terms. These loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Where appropriate, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest on non-accrual loans is recognized only when received. The amount of interest that would have been recorded during 1995 and 1994, had such loans classified as non-accrual been current in accordance with their original terms, amounted to $8,200 and $22,000 respectively. During 1995 and 1994, no interest was recognized on nonaccrual loans.

Non-performing assets are defined as non-accrual and renegotiated loans and other real estate acquired by foreclosure. The Company's non-performing assets as a percentage of total loans and other real estate was .14% at December 31, 1995 as compared to .37% in the prior year. Non-accrual loans decreased from $244,000 in 1994 to $111,000 in 1995. Additionally, the Company had restructured loans of $30,000 at year-end 1994 compared to none at December 31, 1995. There were no loans past due 90 days or more as to principal or interest payments at either December 31, 1995 or 1994.

The following table presents an analysis of the Company's non-performing assets as of December 31, 1995 and 1994.

                                                                                            December 31,
(Dollars in thousands)                                                                    1995           1994
-------------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                                                       $111           $244

Restructured loans                                                                          --             30
-------------------------------------------------------------------------------------------------------------
  Total non-performing assets                                                             $111           $274
=============================================================================================================

Loans 90 days past due                                                                      --             --

Total non-performing assets
  as a percentage of total loans and other real estate                                    .14%           .37%

Loans 90 days past due
  as a percentage of total loans                                                            --             --

Impaired loans are defined as those loans which management believes may be doubtful as to full repayment of all principal or interest according to the contractural rate and term. At year-end 1995, the Company had loans totaling $1,344,000 which were considered impaired. For these loans, the Bank allocated $363,000 as a valuation allowance.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt, off-balance sheet obligations and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank also has lines of credit available from other funding sources to provide additional funds as needed. These sources include the Federal Home Loan Bank and other correspondent financial institutions.

At December 31, 1995, the Bank's net loans to deposit ratio was 70% compared to a ratio of 80% at December 31, 1994. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management and the Asset/Liability Committee generally attempt to maintain a balance between rate- sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The Company's interest rate sensitivity position at December 31, 1995 is presented in the table below.


(Dollars in thousands)                                Assets and liabilities repricing within
--------------------------------------------------------------------------------------------------------------
                                          3 Months     4 to 6      7 to 12       1-5        Over 5
                                          or less       Months      Months      Years       Years       Total
                                         --------       ------     -------      -----       -----       -----
Interest-earning assets:
Loans                                      $58,084    $ 3,573     $ 4,211      $10,288    $ 2,021     $78,177
Investment securities                       11,396        900       5,423        5,156      9,235      32,110
Interest-bearing deposits
  in other banks                                60         --          --           --         --          60
Federal funds sold                           3,525         --          --           --         --       3,525
-------------------------------------------------------------------------------------------------------------

Total interest-earning assets               73,065      4,473       9,634       15,444     11,256     113,872
-------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits                                  52,778     15,793      11,312        5,853         --      85,736
-------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                  $ 20,287   $(11,320)    $(1,678)     $ 9,591    $11,256     $28,136
-------------------------------------------------------------------------------------------------------------

Cumulative interest
  sensitivity gap                         $ 20,287     $8,967      $7,289      $16,880    $28,136     $28,136
=============================================================================================================

Cumulative sensitivity ratio                  1.38       1.13        1.09         1.20       1.33        1.33
(Cumulative interest-earning assets/
cumulative interest-bearing liabilities.)
=============================================================================================================

The Company is asset sensitive through the next twelve months. This suggests that if interest rates should decrease over the twelve-month period, the net interest margin should decrease. Conversely, if rates increase the net interest margin would increase. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. For purposes of the above repricing presentation, all demand and savings deposits are considered repricable within the shortest time period, 3 months or less, while time deposits are presented based on their contractural terms. It is the Company's policy to maintain its one year gap position in the
 .8 to 1.2 range. The one year gap reflected by the interest rate sensitivity table is 1.09, clearly indicating adherence to Company policy. With a lower rate environment projected for the coming months, management is closely monitoring the Company's position, and if rates continue to decline, will take steps to reposition itself to minimize the impact of a gap exposure.

Investment Portfolio

Maturity Distribution and Yields of Investment securities available for sale.

                                                                 DECEMBER 31, 1995          December 31, 1994
                                                                      FAIR   YEAR-END                   Fair
(Dollars in thousands)                                       COST     VALUE     YIELD           Cost    Value
-------------------------------------------------------------------------------------------------------------
U.S. TREASURY
One year or less                                          $  500    $  506      6.86%         $  748   $  741
Over one through five years                                1,012     1,027      6.80%          2,522    2,448
-------------------------------------------------------------------------------------------------------------
Total U.S. Treasury                                        1,512     1,533      6.82%          3,270    3,189
-------------------------------------------------------------------------------------------------------------

U.S. GOVERNMENT AGENCIES
One year or less                                             250       254      7.22%            238      238
Over one through five years                                3,837     3,923      7.26%          1,756    1,681
-------------------------------------------------------------------------------------------------------------
Total U.S. Government Agencies                             4,087     4,177      7.25%          1,994    1,919
-------------------------------------------------------------------------------------------------------------

MORTGAGE-BACKED SECURITIES
Over one through five years                                2,656     2,690      7.09%             --       --
Over five through ten years                                2,321     2,352      5.58%             --       --
Over ten years                                            20,992    21,356      7.06%             --       --
-------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities                          25,969    26,398      6.93%             --       --
-------------------------------------------------------------------------------------------------------------

OTHER INVESTMENTS
Over ten years                                                 2         2         --              2        2
-------------------------------------------------------------------------------------------------------------
Total other investments                                        2         2         --              2        2
-------------------------------------------------------------------------------------------------------------

Total investment securities
  available for sale                                     $31,570   $32,110      6.97%         $5,266   $5,110
=============================================================================================================


Maturity Distribution and Yields of Investment Securities held to maturity.

                                                                 DECEMBER 31, 1995          December 31, 1994
                                                                      FAIR   YEAR-END                   Fair
(Dollars in thousands)                                       COST     VALUE     YIELD            Cost   Value
-------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AGENCIES
One year or less                                              $--       $--       $--         $   499 $   497
Over one through five years                                    --        --        --           2,486   2,455
-------------------------------------------------------------------------------------------------------------
Total U.S. Government Agencies                                 --        --        --           2,985   2,952
-------------------------------------------------------------------------------------------------------------

MORTGAGE-BACKED SECURITIES
Over one through five years                                    --        --        --             429     423
Over five years through ten years                              --        --        --           1,758   1,724
Over ten years                                                 --        --        --           8,422   8,140
-------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities                               --        --        --          10,609  10,287
-------------------------------------------------------------------------------------------------------------

Total investment securities
  held to maturity                                            $--       $--       $--         $13,594 $13,239
=============================================================================================================

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 1995 and 1994.

                                                                           1995                     1994
                                                                   AVERAGE    AVERAGE       Average   Average
(Dollars in thousands)                                              AMOUNT     RATE          Amount     Rate
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                                       $21,086        --%       $17,694       --%

Interest-bearing deposits:
  NOW Accounts                                                       6,618      2.58%         8,135     2.53%
  Money market                                                      20,806      4.28%        17,830     3.24%
  Savings deposits                                                   8,459      3.29%         9,885     2.51%
  Other time deposits                                               45,002      6.02%        38,321     4.55%
-------------------------------------------------------------------------------------------------------------

Total                                                             $101,971      3.98%       $91,865     3.02%
=============================================================================================================


The following table presents the maturity of the Company's time deposits at December 31, 1995.

                                                                   Other Time      Other Time
                                                                     Deposits        Deposits
                                                                     $100,000       Less Than
(Dollars in thousands)                                            and Greater        $100,000           Total
-------------------------------------------------------------------------------------------------------------
Months to Maturity:
  3 or less                                                           $ 7,496         $ 8,355         $15,851
  Over 3 through 6                                                      9,295           6,498          15,793
  Over 6 through 12                                                     5,075           6,237          11,312
  Over 12                                                                 900           4,953           5,853
-------------------------------------------------------------------------------------------------------------

Total                                                                 $22,766         $26,043         $48,809
=============================================================================================================

Capital Adequacy

There are various primary measures of capital adequacy for banks and bank holding companies such as risk-based capital guidelines and the leverage capital ratio. See "Business - Supervision and Regulation - Capital Regulations."

As of December 31, 1995, the Bank exceeded its required levels of capital. The Bank's risk- based capital ratio of Tier 1 capital to risk-weighted assets was 13.6%; its risk-based ratio of total capital to risk-weighted assets was 14.8%; and its leverage ratio was 10.3%.

Inflation

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. The Company has been able to maintain an adequate level of equity, as previously mentioned and copes with the effects of inflation by managing its interest rate sensitivity gap position through its asset/liability management program, and by periodically adjusting its pricing of services and banking products to take into consideration current costs.

Line of Business Information

During the past three years, the consolidated income of the Company and its subsidiaries has been provided through banking activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        INDEX TO FINANCIAL STATEMENTS

                                                                                                                     Page
Independent Auditors' Report - KPMG Peat Marwick LLP                                                                   33

Consolidated Balance Sheets                                                                                            34

Consolidated Statements of Income                                                                                      35

Consolidated Statements of Stockholders' Equity                                                                        36

Consolidated Statements of Cash Flows                                                                                  37

Notes to Consolidated Financial Statements                                                                             38


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Summit Bank Corporation:


We have audited the accompanying consolidated balance sheets of Summit Bank Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Bank Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for impairment of loans to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995.

                                                       /s/ KPMG PEAT MARWICK LLP


Atlanta, Georgia
February 2, 1996

CONSOLIDATED BALANCE SHEETS
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                                             December 31,
(Dollars in thousands, except per share amounts)                                          1995           1994
-------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks (Notes 7 and 8)                                              $ 7,220         $ 6,458
Federal funds sold                                                                     3,525           3,370
Interest-bearing deposits in other banks                                                  60              44
Investment securities available for sale (Note 3)                                     32,110           5,110
Investment securities held to maturity, fair value of $13,239 (Note 3)                    --          13,594
Other investments (Note 4)                                                               592             570
Loans, net of unearned income of $1,179 and $883 in 1995
  and 1994, respectively                                                              76,695          72,297
Loans held for sale                                                                    1,482           1,504
Less: allowance for loan losses                                                       (1,686)         (1,603)
------------------------------------------------------------------------------------------------------------
  Net loans (Note 5)                                                                  76,491          72,198
------------------------------------------------------------------------------------------------------------
Premises and equipment, net (Notes 6 and 9)                                            2,932           2,500
Customers' acceptance liability                                                        1,907           1,952
Deferred income tax (Note 10)                                                            205             429
Other assets                                                                           5,034           1,921
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $130,076        $108,146
============================================================================================================

Liabilities and stockholders' equity
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing demand                                                         $ 24,080       $ 20,057
  Interest-bearing:
    Demand                                                                            29,193          21,799
    Savings                                                                            7,734           7,768
    Time, $100,000 and over                                                           22,766          21,512
    Other time                                                                        26,043          19,503
------------------------------------------------------------------------------------------------------------
  Total deposits                                                                     109,816          90,639
------------------------------------------------------------------------------------------------------------
Acceptances outstanding                                                                1,907           1,952
Obligation under capital lease (Note 9)                                                  152             166
Other liabilities                                                                      2,788           2,116
------------------------------------------------------------------------------------------------------------

  Total liabilities                                                                  114,663          94,873
-------------------------------------------------------------------------------------------------------------

Stockholders' equity (Notes 12, 13 and 14):
Common stock, $0.01 par value; 100,000,000 shares
  authorized; 1,407,688 shares issued and outstanding                                     14              14
Additional paid-in capital                                                            12,123          12,123
Net unrealized holding gains(losses) on investment securities
  available for sale, net of income taxes                                                337             (96)
Retained earnings                                                                      2,939           1,232
------------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                          15,413          13,273
------------------------------------------------------------------------------------------------------------
Commitments (Note 11)

  Total liabilities and stockholders' equity                                        $130,076        $108,146
============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                           For the years ended December 31,
(Dollars in thousands, except per share amounts)                         1995             1994           1993
-------------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                            $    8,142          $7,385          $5,597
  Interest-bearing deposits in other banks                                  3               2               2
  Federal funds sold                                                      294             152             177
  Investment securities-taxable                                           946             561             457
  Investment securities - tax-exempt                                       --              12             --
  Mortgage-backed securities                                            1,154             433             220
-------------------------------------------------------------------------------------------------------------

     Total interest income                                             10,539           8,545           6,453
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Time deposits, $100 and over                                            661             692             685
  Other deposits                                                        3,389           2,084           1,645
  Short-term borrowings and obligation under capital lease                 20              24              24
-------------------------------------------------------------------------------------------------------------

   Total interest expense                                               4,070           2,800           2,354
-------------------------------------------------------------------------------------------------------------

     Net interest income                                                6,469           5,745           4,099
Provision for loan losses (Note 5)                                        397             430             611
-------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                  6,072           5,315           3,488
-------------------------------------------------------------------------------------------------------------

Non-interest income:
  Gains on sales of loans (Note 5)                                        713           1,024           1,197
  Fees for international banking services                               1,145             932             675
  Overdraft and NSF charges                                               362             222             166
  Service charge income                                                   216             227             160
  Net losses on sales of investment securities (Note 3)                    (2)           (121)             --
  Other                                                                   439             376             101
-------------------------------------------------------------------------------------------------------------

   Total non-interest income                                            2,873           2,660           2,299
-------------------------------------------------------------------------------------------------------------

Non-interest expenses:
  Salaries and employee benefits (Note 13)                              3,046           2,672           2,039
  Equipment                                                               408             380             377
  Net occupancy                                                           452             403             355
  Other (Note 17)                                                       1,896           1,754           1,440
-------------------------------------------------------------------------------------------------------------

   Total non-interest expenses                                          5,802           5,209           4,211
-------------------------------------------------------------------------------------------------------------

   Income before income taxes                                           3,143           2,766           1,576

Income tax expense (benefit) (Note 10)                                  1,042             838             (82)
-------------------------------------------------------------------------------------------------------------

   Net income                                                      $    2,101          $1,928          $1,658
=============================================================================================================

Net income per common share and common share equivalents                $1.33           $1.37           $1.18
=============================================================================================================

Weighted-average common shares outstanding and
  common share equivalents                                          1,630,610        1,407,688      1,407,688
=============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUMMIT BANK CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1995, 1994, and 1993

                                                                          Net Unrealized
                                                                              Holding
                                                                           Gains(Losses)
                                                                           on Investment  Retained
                                                                 Additional Securities    Earnings
                                                 Common Stock     Paid In   Available    (Accumulated
(Dollars in thousands, except per share amount) Shares   Amount   Capital    for Sale     Deficit)     Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                1,407,688        $ 14     $12,123         --    $(2,354)    $ 9,783
Net income                                       --          --          --         --      1,658       1,658
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                1,407,688          14      12,123         --       (696)     11,441
-------------------------------------------------------------------------------------------------------------
Net unrealized holding gains on
  investment securities available for sale
  upon adoption of SFAS No. 115, net of
  tax effect of $59 (Note 1)                     --          --          --       114          --         114
Change in unrealized holding gains (losses)
  on investment securities available for sale,
  net of tax effect                              --          --          --      (210)         --        (210)
Net income                                       --          --          --        --       1,928       1,928
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                1,407,688          14      12,123       (96)      1,232      13,273
-------------------------------------------------------------------------------------------------------------
Change in unrealized holding gains (losses)
  on investment securities available for sale,
  net of tax effect                              --          --          --       433           --        433
Cash dividend paid, $.28 per share               --          --          --        --         (394)      (394)
Net income                                       --          --          --        --        2,101      2,101
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                1,407,688        $ 14     $12,123      $337       $2,939    $15,413
==============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                              For the years ended December 31,
(In thousands)                                                                   1995        1994        1993
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $2,101      $1,928      $1,658
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of leasehold improvements                         257         137         163
  Deferred tax (benefit) expense                                                  (39)        266        (106)
  Amortization of organization costs                                               --          --           5
  Net amortization of premiums/discounts on investment securities                  91         249          81
  Amortization of negative goodwill                                              (109)        (75)         --
  Provision for loan losses                                                       397         430         611
  Gains on sales of loans                                                        (713)       (929)     (1,110)
  Proceeds from sales of loans                                                  4,858      15,397      11,311
  Net losses on sales of investment securities                                      2         121          --
  Provision for losses on sales of other real estate                               --          62          96
  Recovery of losses on other real estate                                          --         (11)         --
  Gains on sales of other real estate                                              --         (77)         --
  Gain on sale of premises and equipment                                           (3)         --          --
 Changes in other assets and liabilities:
  Increase in other assets                                                        (67)       (154)       (148)
  Increase (decrease) in other liabilities                                        781        (201)         96
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       7,556      17,143      12,657
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held to maturity                           (19,401)     (9,143)    (11,824)
Principal collections on investment securities called                              --          --       2,502
Proceeds from maturities of investment securities held to maturity              8,000         500          --
Principal collections on investment securities held to maturity                 2,847       2,941       2,188
Proceeds from sales of investment securities available for sale                 1,991       7,920          --
Purchases of investment securities available for sale                         (15,220)     (3,298)         --
Proceeds from maturities of investment securities available for sale            8,560       1,250          --
Principal collections on investment securities available for sale                 398          --          --
Proceeds from sales of other real estate                                           --       1,025         604
Loans made to customers, net of principal collected on loans                  (11,881)    (15,966)    (13,512)
Purchases of premises and equipment and leasehold improvements                   (689)     (1,374)       (909)
Proceeds from sale of premises and equipment                                        3          --          --
Purchase of Vinings Bank & Trust N.A., net of cash and cash equivalents
  acquired (Note 2)                                                                --          --       1,024
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (25,392)    (16,145)    (19,927)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits                                    11,383       2,605       3,205
Net increase (decrease) in time deposits                                        7,794        (342)      3,861
Principal payments for obligation under capital lease                             (14)         --         (24)
Net decrease in short-term borrowings                                              --        (750)       (365)
Dividends paid                                                                   (394)         --          --
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      18,769       1,513       6,677
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              933       2,511        (593)
Cash and cash equivalents at beginning of year                                  9,872       7,361       7,954
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $10,805      $9,872     $ 7,361
=============================================================================================================
Supplemental disclosures of cash paid during the year:
  Interest, net of amounts capitalized                                        $ 3,979      $2,943     $ 2,343
  Income taxes                                                                $ 1,376      $  137     $    10
Supplemental schedule of noncash investing and financing activities:
  Investment securities transferred from held to maturity to available
     for sale                                                                 $22,059      $   --     $    --
  Real estate acquired through foreclosure                                    $    --      $   28     $   599
  Real estate sold and financed by the Company                                $    --      $  146     $    --
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    SUMMIT BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993



1.   Summary of Significant Accounting Policies

(a)  General

Summit Bank Corporation (the "Company") was organized on October 15, 1986 for the purpose of becoming a bank holding company. The Company was approved to become a bank holding company by the Federal Reserve Bank of Atlanta on September 11, 1987. On March 4, 1988, the Company acquired 100% of the stock of The Summit National Bank (the "Bank"). The organizers received final approval for the charter of the Bank from the office of Comptroller of the Currency on March 10, 1988, and the Bank began operations on that date. On July 1, 1989, the Company incorporated as a wholly-owned subsidiary, The Summit Merchant Banking Corporation (the "Merchant Bank") with an initial investment of $250,000.

On January 21, 1991, the Company's Board of Directors approved a resolution deactivating the Merchant Bank effective January 31, 1991. If the economic environment should change and merchant banking opportunities arise, the Merchant Bank may be reactivated; until then, no further funding will be provided to this inactive subsidiary.

(b)  Business

The Company provides a full range of banking services to individual and corporate customers through its subsidiary bank located in Atlanta, Georgia. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain state and Federal agencies and undergoes periodic examinations by those regulatory authorities.

(c)  Basis of Presentation

The consolidated financial statements include the accounts of Summit Bank Corporation and its subsidiaries, the Bank and the Merchant Bank, after elimination of all significant intercompany balances and transactions.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of other real estate, management obtains independent appraisals for significant properties.

A substantial portion of the Company's loans are secured by real estate in the northeast metropolitan Atlanta area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the real estate market conditions of this market area.

(d)  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks with maturities less than 90 days, and federal funds sold. Federal funds are generally sold for one-day periods.

(e)  Investment Securities

Investment securities at December 31, 1995 and 1994 consist of U.S. Treasury securities, obligations of U.S. Government agencies, mortgage-backed securities, and equity securities. Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investments are classified into three categories: trading securities, available for sale securities, or held to maturity securities.

Investment securities in the held to maturity category are stated at cost, adjusted for accretion of discounts and amortization of premiums, because it is management's intention and ability to hold these securities to maturity. All other securities not included in the held to maturity category are classified as available for sale and are reported at fair value. Unrealized holding gains or losses, net of the related tax effect, on available for sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. The Company does not hold any trading securities nor does the Company engage in the trading or holding of financial derivatives.

Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the level yield method on the outstanding principal balances. In establishing the accretion of discounts and amortization of premiums, the Company utilizes market based prepayment assumptions. Interest and dividend income are recognized when earned. Realized gains and losses for securities sold are included in income and are derived using the specific identification method for determining the costs of securities sold.

A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

(f)  Loans

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Unearned income, primarily arising from discount basis installment loans and deferred gains on the sale of the SBA guaranteed portion of loans, is recognized as interest income over the terms of the loans by the interest method. Interest on loans is recorded by using the simple interest method on the daily balance of the principal amount outstanding.

Loans held for sale are stated at the lower of aggregate cost or market value with market determined on the basis of open purchase commitments from independent buyers. Gains or losses on disposition are recorded in other income, based on the net proceeds received and the recorded investment in the loan sold. For sales of the SBA guaranteed portion of loans, the basis in the portion of the loan sold is determined by allocating the loan carrying value to the portion sold and portion retained based on the relative fair values of the portion sold and portion retained. Such gains or losses are adjusted by the amount of any excess servicing fee receivables resulting from the transactions.

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. Such interest ultimately collected is credited to income in the period received.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the underlying loans using a method which approximates a level yield.

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. Loans that are determined to be impaired require a valuation allowance equivalent to the amount of the impairment. The valuation allowance is to be established by a charge to the provision for loan losses. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. The Company adopted SFAS No. 114 and SFAS No. 118 prospectively on January 1, 1995. The initial adoption required no increase to the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

(g)  Allowance For Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is not probable. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate, determined through use of its allowance for loan losses methodology, to absorb possible losses on existing loans and commitments to extend credit. The allowance is established through consideration of such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the underlying value of the collateral, and current economic conditions that may affect the borrowers' ability to pay.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial condition of borrowers and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(h)  Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are from three to forty years. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the related lease, including expected renewal periods for which there are renewal options, using the straight-line method.

(i)  Other Real Estate

Other real estate, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost (fair value at date of foreclosure) or fair value less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to other real estate, established through provisions for estimated losses on other real estate charged to operations. Based upon management's evaluation of the other real estate, additional expense is recorded when necessary in an amount sufficient to restore the allowance to an adequate level. Gains recognized on the disposition of the properties are recorded in non-interest income.

Costs of improvements to other real estate are capitalized, while costs associated with holding other real estate are charged to operations.

(j)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  Net Income Per Share

Net income per common share and common share equivalents is based on the weighted average number of shares outstanding during each period, including consideration of common stock equivalents, derived from dilutive stock options and warrants. During 1995 such stock options and warrants became dilutive because the market price of the Company's common stock exceeded the exercise price of the stock options and warrants. During 1994 and 1993 the market price of the Company's stock did not exceed the exercise price of the stock options and warrants, therefore, the stock options and warrants were antidilutive.

(l)  Reclassifications

Certain 1994 and 1993 amounts have been reclassified for comparative purposes in order to conform the prior periods to the 1995 presentation. Such reclassifications had no impact on net income or stockholders' equity.

(m)  Recent Accounting Pronouncements

In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation." SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees.

A new method of accounting for stock-based compensation arrangements with employees is established by SFAS No. 123. The new method is a fair value based method rather than the intrinsic value based method. However, SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use their existing method or (2) adopt the SFAS No. 123 fair value based method. The selected method would apply to all of an entity's compensation plans and transactions.

SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not determined the impact of adopting SFAS No. 123.

2.   Business Combination

On December 31, 1993, the Bank completed its acquisition of Vinings Bank & Trust, N.A. (Vinings), of Cobb County, Georgia. The purchase price was $255,000 payable in cash for all of the issued and outstanding shares of Vinings. The fair value of the assets acquired was approximately $18,120,000 and the fair value of the liabilities assumed was approximately $17,114,000. The transaction has been accounted for as a purchase. The excess of the fair value of the net assets acquired over the purchase price and costs incurred to complete the acquisition, was allocated against the fair value of the Vinings equipment acquired, with the remainder of approximately $515,000 being recorded as negative goodwill. The negative goodwill is being amortized into income using the straight-line method over a five-year period.


3.   Investment Securities

Investment securities available for sale at December 31, 1995 are summarized as follows:

                                                                                   Gross      Gross   Estimated
                                                                    Amortized  Unrealized Unrealized    Fair
(In thousands)                                                        Cost         Gains     Losses     Value
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  Obligations of U.S. Government Agencies                            $ 5,599      $  111     $   --    $ 5,710
Other investments                                                          2          --         --          2
Mortgage-backed securities                                            25,969         452         23     26,398
--------------------------------------------------------------------------------------------------------------

Total                                                                $31,570      $  563     $   23    $32,110
==============================================================================================================

Investment securities available for sale at December 31, 1994 are summarized as follows:

                                                                                   Gross      Gross   Estimated
                                                                    Amortized  Unrealized Unrealized    Fair
(In thousands)                                                        Cost         Gains     Losses     Value
---------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  Obligations of U.S. Government Agencies                             $5,264         $--       $156     $5,108
Other investments                                                          2          --         --          2
---------------------------------------------------------------------------------------------------------------

Total                                                                 $5,266         $--       $156     $5,110
===============================================================================================================

Investment securities held to maturity at December 31, 1994 are summarized as follows:

                                                                                   Gross      Gross   Estimated
                                                                    Amortized  Unrealized  Unrealized    Fair
(In thousands)                                                        Cost         Gains     Losses     Value
---------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                           $10,609          $8       $330     $10,287
Obligations of U.S. Government Agencies                                2,985           1         34       2,952
---------------------------------------------------------------------------------------------------------------

Total                                                                $13,594          $9       $364     $13,239
===============================================================================================================

During 1995, the Company transferred investment securities with an amortized cost of $22,059,000 from held to maturity to available for sale. The fair market value of the investment securities on the date of transfer was $22,470,000 resulting in an increase in the unrealized gain on investment securities available for sale of $411,000. The investment securities were transferred as a result of the reassessment of the appropriateness of the classification of all securities following the issuance of the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

The amortized costs and estimated fair values of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                      Estimated
                                                                                         Amortized      Fair
(In thousands)                                                                             Cost         Value
---------------------------------------------------------------------------------------------------------------
Due in one year or less                                                                  $    750      $    759
Due after one year through five years                                                       4,849         4,950
Due after five years through ten years                                                         --            --
Due after ten years                                                                             2             2
Mortgage-backed securities                                                                 25,969        26,399
---------------------------------------------------------------------------------------------------------------

Total                                                                                     $31,570       $32,110
===============================================================================================================

Proceeds from the sales of investment securities available for sale during 1995 and 1994 were $1,991,000 and $7,920,000, respectively. Gross gains of $24,000 and $50,000 and gross losses of $26,000 and $171,000 were realized on those sales in 1995 and 1994, respectively. There were no sales of investment securities in 1993.

Investment securities with aggregate carrying amounts of approximately $5,604,000 and $5,810,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

4.  Other Investments

Other investments consist of Federal Home Loan Bank of Atlanta stock and Federal Reserve Bank of Atlanta stock. Investment in stock of the Federal Home Loan Bank of Atlanta is required for membership. Investment in stock of the Federal Reserve Bank of Atlanta is required for national banks. No ready market exists for either stock, and neither stock has a quoted market value. Accordingly, both Federal Home Loan Bank and Federal Reserve Bank stock are reported in the financial statements at cost.

5.  Loans

Classifications of loans at December 31, 1995 and 1994 are as follows:

-------------------------------------------------------------------------------------------------------------

(In thousands)                                                                         1995            1994
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural                                              $22,615          $21,752
Real estate - construction                                                               269               --
Real estate - mortgage                                                                50,174           47,049
Installment loans to individuals                                                       4,816            4,379
Less:  unearned income                                                                (1,179)            (883)
-------------------------------------------------------------------------------------------------------------

  Loans, net of unearned income                                                       76,695           72,297
Loans held for sale - SBA                                                              1,482            1,504
Less:  allowance for loan losses                                                      (1,686)          (1,603)
-------------------------------------------------------------------------------------------------------------

  Net loans                                                                          $76,491          $72,198
=============================================================================================================

In 1990, the Bank entered into an agreement with a company in which a director of the Company is sole shareholder. The agreement governs the referral and presentation of completed SBA loan applications to the Bank by this company on behalf of certain prospective borrowers. The agreement includes certain conditions designed to safeguard the Bank from prospective losses, including the requirements that all referred loans be subjected to full review by a Bank loan committee and that any income derived by this company from an approved referred loan is subject to recourse by the Bank in the event of any loss within 24 months of such specific loan approval. There were no sales of loans generated under this agreement in 1995. The Bank sold into the secondary market $133,172 and $1,461,732 and $7,818,504 in 1994, 1993 and 1992, respectively, of loans generated under this agreement, and recognized $8,000, $171,000 and $992,000, respectively, as gains on the sale of the loans. The Bank paid the referring company $4,000, $104,000 and $492,000 in 1994, 1993 and 1992,
respectively, of the sales premiums as commissions in accordance with the agreement. In 1995, the Bank realized a loss of $59,349 for a loan generated under this agreement in 1992. No other losses from this arrangement have been realized or are anticipated by management.

In the ordinary course of business the Company extends loans to its directors, executive officers, and principal stockholders and their affiliates at terms and rates comparable to those prevailing at the time for comparable transactions with other customers. In the opinion of management, these loans do not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 1995 with respect to such aggregate loans to these individuals and their associates:


-------------------------------------------------------------------------------------------------------------
(In thousands)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                                                           $1,337
New loans                                                                                                 157
Repayments                                                                                               (638)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                                                           $  856
=============================================================================================================



Activity in the allowance for loan losses for the years ended December 31, 1995, 1994, and 1993 was as follows:


-------------------------------------------------------------------------------------------------------------
(In thousands)                                                          1995            1994             1993
-------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                            $1,603          $1,774             $858
  Provision for loan losses                                              397             430              611
  Loans charged off                                                     (896)         (1,131)            (663)
  Recoveries                                                             582             530               76
  Allowance of Vinings Bank and Trust, N.A., acquired                     --              --              892
-------------------------------------------------------------------------------------------------------------

Balance, end of year                                                  $1,686          $1,603           $1,774
=============================================================================================================

As discussed in note 1, the Company adopted SFAS 114 and SFAS 118 on January 1, 1995. The adoption required no increase to the allowance for loan losses and had no impact on net income for the year ended December 31, 1995.

Impaired loans and related amounts included in the allowance for loan losses at December 31, 1995 are as follows:


---------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                                                                 Balance        Allowance
---------------------------------------------------------------------------------------------------------------
Impaired loans, with a related allowance                                               $1,233              $363
Impaired loans, without allowance                                                         111                --

Impaired loans were primarily valued based on the fair value of the loans' collaterals. The impairment valuation allowance is included in the allowance for loan losses at December 31, 1995. The average recorded investment in impaired loans for the year ended December 31, 1995 was $1,079.00. Interest income recognized on impaired loans for the year ended December 31, 1995, was approximately $384,000.

Nonaccrual loans amounted to approximately $111,000 and $244,000 at December 31, 1995 and 1994, respectively. Interest income on nonaccrual loans, at December 31, 1995 and 1994, which would have been reported on an accrual basis in 1995 and 1994, amounted to approximately $8,200 and $22,000, respectively. During 1995 and 1994, no interest income was recognized on nonaccrual loans at December 31, 1995 and 1994.

During 1994 and 1993, approximately $28,000 and $599,000, respectively were transferred from loans to other real estate upon foreclosure of the collateral properties. During 1994, the Company financed the sale of approximately $146,000 of other real estate. No sales of other real estate were financed by the Company during 1993.

At December 31, 1995, 1994, and 1993, the Company was servicing loans for others with aggregate principal balances of approximately $49,190,000, $47,214,000 and $37,398,000, respectively.

6.  Premises and Equipment

Premises and equipment at December 31, 1995 and 1994 consisted of the following:


-------------------------------------------------------------------------------------------------------------
(In thousands)                                                                          1995             1994
-------------------------------------------------------------------------------------------------------------
Land                                                                                   $  685          $  685
Building                                                                               1,474            1,233
Furniture and equipment under capital lease                                              183              166
Other furniture and equipment                                                          1,053              859
Leasehold improvements                                                                   466              448
-------------------------------------------------------------------------------------------------------------
                                                                                       3,861            3,391
Less:  accumulated depreciation and amortization                                        (929)            (891)
-------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                           $2,932           $2,500
=============================================================================================================

During 1994, the Company capitalized approximately $13,000 of interest related to the construction of a building.

7.  Reserve Requirements

At December 31, 1995 and 1994, the Federal Reserve Bank required that the Bank maintain an average reserve balance of $628,000 and $595,000, respectively.

8.  Line of Credit

The Bank has available under a line of credit with the Federal Home Loan Bank of Atlanta approximately $16,000,000.

9.  Obligation Under Capital Lease

On December 30, 1994, the Company obtained approximately $166,000 of furniture and equipment under a capital lease agreement. An additional $17,000 of furniture and equipment were acquired under a capital lease agreement in January 1995. The obligation under the capital lease represents the present value of the net future minimum payments. The leases expire in

2000 but provide for $6,500 in quarterly rental payments for one additional year at the Company's option.

Future minimum capital lease payments as of December 31, 1995 are:

-----------------------------------------------------------------------------------------------------------------------

(In thousands)
Year Ending December 31,
------------------------------------------------------------------------------------------------------------------------
1996                                                                                                                $ 49
1997                                                                                                                  49
1998                                                                                                                  49
1999                                                                                                                  49
2000                                                                                                                   1
------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                                         197
Less:  amount representing interest at 10.5%                                                                         (45)
------------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                                                         $152
========================================================================================================================

10.  Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1995, 1994 and 1993 consists of:


-------------------------------------------------------------------------------------------------------------
(In thousands)                                                         1995             1994             1993
--------------------------------------------------------------------------------------------------------------
Federal - current                                                    $1,032             $572            $  24
State - current                                                          49               --               --
Federal - deferred                                                      (39)             266             (106)
--------------------------------------------------------------------------------------------------------------

Total                                                                $1,042             $838            $ (82)
==============================================================================================================

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1995, 1994, and 1993 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as follows:


---------------------------------------------------------------------------------------------------------------

(In thousands)                                                         1995             1994             1993
--------------------------------------------------------------------------------------------------------------
Computed "expected" income tax expense                               $1,069             $941             $536
Increase (decrease) resulting from:
  Utilization of Federal net operating loss carryforwards                (4)              --             (453)
  State income taxes, net of Federal tax benefit                         33               --               --
  Change in the beginning-of-the-year balance
    of the valuation allowance for deferred tax assets
    allocated to income tax expense                                    (104)             (79)            (189)
  Amortization of negative goodwill                                     (37)             (26)             --
  Alternative minimum tax                                                --               --               24
  Meals and entertainment expenses                                        3                2               --
  Other                                                                  82               --               --
--------------------------------------------------------------------------------------------------------------

Total                                                                $1,042             $838            $ (82)
==============================================================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below:

--------------------------------------------------------------------------------------------------------------

(In thousands)
--------------------------------------------------------------------------------------------------------------
            Deferred tax assets (liabilities)                                           1995             1994
--------------------------------------------------------------------------------------------------------------
Loans, principally due to allowance for loan losses                                     $206             $213

Merger costs amortization                                                                 37               --

Premises and equipment, principally due to differences in depreciation                    28               81

Accrued liabilities                                                                       74              101

Net Federal and State operating loss carryforwards                                     2,441            2,481

State gross receipts tax credit carryforwards                                             --               14

Net unrealized holding (gains)losses on investment securities available for sale        (203)              60

Prepaid expenses                                                                          --              (39)
-------------------------------------------------------------------------------------------------------------

Total deferred tax assets                                                              2,583            2,911
Less valuation allowance                                                              (2,378)          (2,482)
-------------------------------------------------------------------------------------------------------------

Deferred tax assets, net of valuation allowance                                         $205             $429
=============================================================================================================


The net change in the valuation allowance for the years ended December 31, 1995 and 1994 was a decrease of $104,000 and $79,000, respectively, due primarily to Federal and State net operating loss carryforwards related to Vinings. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995.

At December 31, 1995, the Company has net operating loss carryforwards for Federal and State income tax purposes of approximately $6,343,000 and $7,654,000, respectively, which are available to offset future Federal and state taxable income, subject to certain annual maximum limitations. The net operating loss carryforwards expire at various amounts through 2008.

11.  Commitments

In August 1995, the Board entered into severence agreements with each of the four (4) executive officers of the Bank. The agreements basically provide that in the event of involuntary termination or a change in the executive's position or compensation resulting from a change in the control of the Company due to a merger, consolidation or reorganization, each executive would be entitled to receive an amount equal to 100% of the executive's base salary. The agreements also provide for awarding of certain ungranted long term stock option incentives to be allocated to the executives in the event of an involuntary termination. At December 31, 1995, there were 16,000 ungranted long-term stock options available to executives. These agreements are continuing three (3) year terms.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank does not anticipate any material losses as a result of these commitments and conditional obligations.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, residential real estate, income producing properties, and cash on deposit. At December 31, 1995, the Bank had outstanding loan commitments totaling $12,441,000 primarily at floating rates of interest with terms of less than one year.

Standby and commercial letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting these commitments as deemed necessary. At December 31, 1995 commitments under standby and commercial letters of credit and guarantees aggregated $6,528,000.

The Company has several noncancelable operating leases, primarily for banking offices, that expire over the next five years. One of these leases contains rights to extend the Company's occupancy of the leased space twice, for one additional year each. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 1995, 1994, and 1993, was, $451,000, $460,000 and $418,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1995 are:


-------------------------------------------------------------------------------------------------------------------------

(In thousands)
Year ending December 31,
-------------------------------------------------------------------------------------------------------------------------
1996                                                                                                               $  380
1997                                                                                                                  394
1998                                                                                                                  409
1999                                                                                                                  110
2000                                                                                                                  115
Thereafter                                                                                                            181
-------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                                       $1,589
=========================================================================================================================

12.  Stockholders' Equity

The organizers of the Company were issued warrants to purchase one share of common stock for each share purchased by them in connection with the initial public offering of the Company's common stock. Subject to certain limitations, these warrants are exercisable at any time through March 10, 1998, at a per share exercise price of $10. At December 31, 1995 warrants to purchase 463,235 shares at $10 per share were outstanding and exercisable. As of December 31, 1995, no warrants had been exercised.

The Company is authorized to issue up to 20,000,000 shares of special stock, with no par value. Liquidation preferences and other such items are subject to future determination by the board of directors. At December 31, 1995, no special stock had been issued.

13.  Employee Benefit Plans

The Company has a Key Employee Incentive Stock Option Plan (the "Plan"). The exercise price for incentive options issued under the Plan may not be less than the fair market value of the stock as of the date the option is granted. The period for the exercise of options shall not exceed ten years from the date of grant. The Company has reserved 150,000 shares of common stock for the Plan. As of December 31, 1995, no options have been exercised. The following is a summary of the options outstanding at December 31, 1995:


-------------------------------------------------------------------------------------------------------------
                                                                                  Option Price
                                                                       Shares       Per Share           Total
-------------------------------------------------------------------------------------------------------------
Options outstanding at
     December 31, 1992                                                54,125           $10.00        $541,250

Granted                                                               10,000            10.00         100,000

Expired                                                              (25,700)           10.00        (257,000)
-------------------------------------------------------------------------------------------------------------

Options outstanding at
     December 31, 1993                                                38,425            10.00         384,250

Granted                                                                4,000            10.00          40,000
-------------------------------------------------------------------------------------------------------------

Options outstanding at
     December 31, 1994                                                42,425            10.00         424,250

Expired                                                               (1,200)           10.00         (12,000)
-------------------------------------------------------------------------------------------------------------

Options outstanding and exercisable at
     December 31, 1995                                                41,225           $10.00        $412,250

=============================================================================================================

The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During 1995, 1994, and 1993, the Company and Bank made contributions totaling $33,438, $4,215, and $4,873, respectively, to the Savings Plan.

14.  Regulatory Matters

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA included significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary Federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days.

To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

At December 31, 1995, the Bank was in compliance with the aforementioned minimum regulatory capital requirements and is considered "well capitalized" as defined by FDICIA.

15.  Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments and other recorded assets and liabilities without attempting to estimate the value of anticipated future business. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments and certain other assets and liabilities:

CASH AND DUE FROM BANKS: The carrying amounts of cash and due from banks approximate those assets' fair values.

FEDERAL FUNDS SOLD: The carrying amounts of federal funds sold approximate their fair value.

INTEREST-BEARING DEPOSITS IN OTHER BANKS: The carrying amounts of interest-bearing deposits in other banks approximate their fair value.

INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

OTHER INVESTMENTS: The carrying amounts of other investments approximate their fair value.

LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated based upon a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet instruments are based on a comparison with terms, including interest rate and commitment period currently prevailing to enter into similar agreements, taking into account credit standings. The carrying and fair values of off-balance-sheet instruments at December 31, 1995 and 1994, were not material.

DEPOSITS: Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits of similar terms of maturity. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values.

OBLIGATION UNDER CAPITAL LEASE: The carrying amount of the obligation under capital lease approximates its fair value.

The estimated fair value of the Bank's financial instruments as of December 31, 1995 are as follows:


------------------------------------------------------------------------------------
                                                                DECEMBER 31, 1995
                                                           CARRYING            FAIR
(IN THOUSANDS)                                               VALUE            VALUE
------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                     $ 7,220          $ 7,220
Federal funds sold                                            3,525            3,525
Interest-bearing deposits in other banks                         60               60
Investment securities                                        32,110           32,110
Other investments                                               592              592
Loans, net                                                   76,491           76,359

Liabilities:
Deposits:
  Noninterest-bearing                                        24,080           24,080
  Interest-bearing demand and savings                        36,927           36,927
  Time deposits                                              48,809           48,895
  Obligation under capital lease                                152              152

16.  Condensed Financial Information of Summit Bank Corporation (Parent Company
Only)

                           CONDENSED BALANCE SHEETS

                                                                                            December 31,
(In thousands)                                                                         1995            1994
--------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from Bank                                                                $    345        $   194
Investment in the Bank, at equity                                                       13,422         11,076
Premises and equipment, net                                                              2,089          1,928
Other assets                                                                                10            156
--------------------------------------------------------------------------------------------------------------

     Total assets                                                                     $ 15,866        $13,354
==============================================================================================================

Liabilities and Stockholders' Equity
------------------------------------

Other liabilities                                                                     $    453        $    81
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares
  authorized; 1,407,688 shares issued and outstanding                                       14             14
Additional paid-in capital                                                              12,123         12,123
Net unrealized holding gains (losses) on
  investment securities available for sale, net of income taxes                            337            (96)
Retained earnings                                                                        2,939          1,232
--------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            15,413         13,273
--------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                           $15,866        $13,354
==============================================================================================================

                                              CONDENSED STATEMENTS OF INCOME

                                                                            For the years ended December 31,
(In thousands)                                                           1995            1994             1993
---------------------------------------------------------------------------------------------------------------
Income:
  Interest on loans                                                    $   --          $   31           $    66
  Dividend income received from Bank                                      300             400                --
  Other income                                                             --               --               13
---------------------------------------------------------------------------------------------------------------
    Total income                                                          300             431                79

Operating expenses                                                        112              44                76
---------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net
  income of Bank                                                          188             387                 3
Equity in undistributed net income of Bank                              1,913           1,541             1,655
---------------------------------------------------------------------------------------------------------------

     Net income                                                        $2,101          $1,928            $1,658
===============================================================================================================

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                           For the years ended December 31,
(In thousands)                                                         1995             1994             1993
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                            $2,101          $ 1,928          $ 1,658

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation                                                         37               10               --
     Amortization of organization costs                                   --               --                5
     Equity in undistributed net income of Bank                       (1,913)          (1,541)          (1,655)
     Decrease (increase) in other assets                                 146              (93)             (17)
     Decrease (increase) in other liabilities                            372               77              (21)
--------------------------------------------------------------------------------------------------------------

  Net cash provided by (used in) operating activities                    743              381              (30)
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Dividend paid to shareholders                                           (394)              --               --
Loans purchased from Bank, net of principal collected                     --               --           (1,039)
Proceeds from sale of loans                                               --              827            1,095
Purchase of premises and equipment                                      (198)          (1,090)            (848)
--------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                 (592)            (263)            (792)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     151              118             (822)
Cash and cash equivalents at beginning of year                           194               76              898
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                              $  345           $  194           $   76
==============================================================================================================

Supplemental disclosures of cash paid during the year:

  Interest                                                            $  --            $   --           $  --

  Income taxes                                                        $1,376           $  137           $  10


The primary source of funds available to the Parent Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy, which is the relationship between a bank's capital and its assets and deposits and other such ratios. The amount of cash dividends available from the Bank for payment in 1996 is $3,358,000 plus 1996 net earnings of the Bank. At December 31, 1995, $10,063,000 of the Parent Company's investment in the Bank is restricted as to dividend payments from the Bank to the Parent Company.

17.  Supplemental Financial Data

Components of other non-interest expenses in excess of 1% of total interest and other income for any of the respective years are as follows:

---------------------------------------------------------------------------------------------------------------

(In thousands)                                                           1995             1994             1993
---------------------------------------------------------------------------------------------------------------
  Accounting, legal, and other professional                              $286             $318             $179
  Data/item processing                                                    218             110                66
  Insurance                                                               181             277               214
  Postage and courier                                                     168             133                92
  Marketing and community relations                                       157             137               108
  Other losses                                                            137             111                51
  Telephone                                                               132             103                92
  Office Supplies                                                         130             136                80
  SBA origination commissions                                              --               4               104
  Provision for losses on sales of other real estate                       --              62                96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the directors and executive officers of the Company and the Bank, and the position each holds with the Bank:

                                                     Position                         Position
Name                              Age             with the Company                  with the Bank
----                              ---             ----------------                  -------------
W. Clayton Sparrow, Jr.           50              Chairman of the                    Director
                                                  Board of Directors

Shafik H. Ladha                   49              Vice Chairman of                   --
                                                  the Board of
                                                  Directors

David Yu                          46              Director, President                Chairman of
                                                  and Chief Executive                the Board of
                                                  Officer                            Directors

Pin Pin Chau                      56              Director, Executive                Director,
                                                  Vice President                     President and
                                                                                     Chief Executive
                                                                                     Officer

H.A. Dudley, Jr.                  47              Executive Vice                     Executive Vice
                                                  President                          President,
                                                                                     Senior Lending
                                                                                     Officer

Gary K. McClung                   40              Executive Vice                     Executive Vice
                                                  President, Chief                   President, Chief
                                                  Financial Officer                  Financial
                                                  and Secretary                      Officer and
                                                                                     Secretary
Aaron I. Alembik                  65              Director                           --

Gerald L. Allison                 58              Director                           Director

Albert P. Behler                  44              Director                           --

Bruno C. Bucari                   54              Director                           Director

Paul C. Y. Chu                    46              Director                           --

Peter M. Cohen                    48              Director                           --

Jack N. Halpern                   47              Director                           --

                                                                 Position                        Position
Name                               Age                        with the Company                with the Bank
                                   ---                        ----------------                -------------
Donald R. Harkleroad               52                           Director                        --

Daniel T. Huang                    47                           Director                        --

James S. Lai                       58                           Director                        Director

Sion Nyen (Francis) Lai            42                           Director                        Director

Roger C.C. Lin                     49                           Director                        --

Shin Chin (Raymond) Lo             50                           Director                        --

Nack Y. Paek                       54                           Director                        Director

Carl L. Patrick, Jr.               50                           Director                        --

Cecil M. Phillips                  49                           Director                        --

Howard H.L. Tai                    64                           Director                        --

P. Carl Unger                      68                           Director                        Vice
                                                                                                Chairman
                                                                                                of the
                                                                                                Board of
                                                                                                Directors

W. Clayton Sparrow, Jr., Chairman of the Board since April 1994, has been a director of the Company since its inception in July 1987 and is a partner in the Atlanta law firm of Glass, McCullough, Sherrill & Harrold. Mr. Sparrow's corporate and business law practice includes the general counsel representation of domestic and multinational sales and manufacturing businesses. His professional activities include membership in the American and International Bar Associations, the State Bar of Georgia, and past Chairman of the International Transactions Section and Director of the Atlanta Bar Association. Mr. Sparrow is a graduate of the Georgia Institute of Technology (BS Physics), Georgia State University (MBA Finance) and the University of Georgia Law School. He is a Director and past President of the Georgia State University Alumni Association, and has held Director and officer positions with the Dekalb Chamber of Commerce, the Japan-American Society, the Korea U.S. Chamber of Commerce and the Georgia Tech Alumni Association. He retired from the Naval Reserve in the rank of Captain.

Shafik H. Ladha, became Vice Chairman of the Company in April 1994 and has been a director of the Company since February 1988 and served as Vice Chairman of the Company from May 1992 to April 1994. Mr. Ladha has been the President/CEO of Ladha Holdings, Inc. and its wholly owned subsidiaries, a closely held business engaged in the import, export and distribution of domestic and foreign products, in the ownership and operation of hotels, the purchase and sale of real estate. Mr. Ladha has been President/CEO of International Realty Properties (IRP), a closely held corporation engaged primarily in the business of owning and operating hotels, since 1979. The assets and liabilities of International Realty Properties, Inc. were acquired by Ladha Holdings, Inc. as of April 2, 1989. Mr. Ladha is a nationalized American citizen and is past chairman (1987-1990) of the Aga Khan Foundation, USA National Committee, and past member of the Board of Governors of the International Club of Atlanta, 1994 and 1995.

David Yu is founder and organizer of the Company and the Bank. He has served as President and CEO of the Company since July 1987 and as Chairman of the Board of Directors of the Bank since December 1987. The Summit National Bank was organized to serve primarily the fast growing Asian community in the metro Atlanta area.

Before organizing the Company and the Bank, Mr. Yu was a Vice President of The Citizens and Southern National Bank (C&S) from 1983 to 1987, where his responsibilities included the management of trading activities and personnel associated with C&S's $300 million Eurodollar portfolio. Before joining C&S in 1983, Mr. Yu was a Money Market Officer with the First National Bank of Atlanta. From 1976 to 1980 Mr. Yu was employed as an Assistant National Bank Examiner by the Office of the Comptroller of the Currency in Atlanta.

Mr. Yu is founder and Chairman of the board of the Chinese Community Center and a founder, member of the board of directors, and past President of the Chinese Industry and Trade Association of Georgia. In addition, Mr. Yu is a member of the organization of Chinese Americans (OCA) and an officer in OCA's Georgia Chapter. Mr. Yu also serves on the Advisory Board of Directors of the Atlanta Committee for the Olympic Games (ACOG), and has been appointed to the Georgia Human Relations Commission.

Mr. Yu received his M.B.A. degree in International Business from Georgia State University, and his B.S. degree in Business Administration from Virginia Commonwealth University.

Pin Pin Chau became President and CEO of the Bank in February 1993 at which time she became a director of both the Company and the Bank. Ms. Chau was also elected Executive

Vice President of the Company in February, 1993. Before coming to Atlanta, she was President and CEO of United Orient Bank, a $70 million bank serving New York's Chinese community. Her previous experience at United Orient Bank included Executive Vice President and Chief Operating Officer from July 1988 to April 1989, and, Executive Vice President and Chief Lending Officer from November 1987 to July 1988.

Ms. Chau began her banking career in 1970 at National Westminster Bank USA where she remained until 1987. Her experience included international and domestic lending and international trade finance. She is a native of Hong Kong and holds a B.A. degree from Coe College, Cedar Rapids, Iowa, and has an M.A. from Yale University.

H.A. Dudley, Jr. has served as Executive Vice President and Senior Lending Officer of the Bank since January 1991 and was elected Executive Vice President of the Company in April 1995. Prior to joining the Bank, Mr. Dudley was a Vice President of the Wachovia Bank and Trust where he served from 1983 to 1991 as a District Manager in the Atlanta Retail Bank. From 1977 to 1983, Mr. Dudley was a Vice President and Branch Coordinator of the Trust Company Bank of Columbus, Columbus, Georgia. From 1973 to 1977, Mr. Dudley served at various times as Assistant to the President and Management Auditor with First Southern Savings and Loan Association, Mobile Alabama. Mr. Dudley began his banking career in 1971 with C & S of Atlanta. Active in various community organizations, Mr. Dudley previously has served on the Board of Directors of the Sandy Springs Chamber of Commerce and the Rotary Club of Dunwoody. Mr. Dudley received his B.S. in Business Administration from Auburn University in 1971.

Gary K. McClung has served as Executive Vice President, Chief Financial Officer and Secretary of the Company, and Executive Vice President, Chief Financial Officer of the Bank since April 1992. Prior to joining the Company, Mr. McClung served as the Senior Vice President/Chief Financial Officer of Fidelity National Bank and Fidelity Southern Corporation, its parent holding company, in Decatur, Georgia from 1986 to 1992. Mr. McClung also served as the Controller/Corporate Secretary of Fidelity National Bank from 1983 to 1986.

From 1978 to 1983, Mr. McClung served as Assistant Cashier of the Bank of Sissonville in Sissonville, West Virginia. Mr. McClung began his banking career in 1972 with One Valley Bank in Charleston, West Virginia. Mr. McClung's activities in various community organizations have included the Rotary Club of Stone Mountain, Art Station, Inc. a non- profit arts center, and Stone Mountain Community Council. Mr. McClung received his Bachelors Degree in Business Administration/Accounting from West Virginia State College.

Aaron I. Alembik, a director of the Company since its inception in July 1987, is a partner in the Atlanta law firm of Alembik and Alembik. Since 1958 he has been actively engaged in the practice of real estate, business and corporate law.

In addition to his legal practice, Mr. Alembik is involved in the ownership, management and operation of numerous real estate ventures. Mr. Alembik, who was born in France, is a naturalized U.S. citizen, and has been a resident of Atlanta since 1957. Mr. Alembik is a graduate of the School of Foreign Service, Georgetown University and the National Law Center of George Washington University. Mr. Alembik is a member of the Atlanta, Georgia, Virginia and American Bar Associations, the Atlanta Lawyers Club, and the Southern Center for International Studies.

Gerald L. Allison, became a director of the Company in April 1989, and served as elected Vice Chairman of the Board of Directors of the Company from February 1990 to May 1992. Mr. Allison is the CEO and Chairman of AJC International, Inc., a major Atlanta-based export and import trading company for food and agricultural products. Mr. Allison obtained his B.A. in Economics from Northern Illinois University and has been a resident of Atlanta since 1967.
Mr. Allison serves on the Board of Advisors for AIESEC at Emory University.

Albert P. Behler a director of the Company since its inception in July 1987, has been Chairman since 1974 and principal stockholder since 1984 of Heinrich Behler GMBH, a 125 year-old family owned German construction and engineering corporation. Since 1991 he has been head of an affiliate of a German real estate investment conglomerate headquartered in New York. In addition, Mr. Behler is Deputy Chairman and member of the Executive Board of the Association of Foreign Investors in U.S. Real Estate (AFIRE), as well as member of the Advisory Committee of the Warton University Real Estate Center, the International Council of Shopping Centers and the Urban Land Institute.

Bruno C. Bucari, a director of the Company since February 1994, and the Bank since January 1990, served as Executive Vice President of the Company and the President of the Merchant Bank until January 31, 1991. Mr. Bucari resigned as an officer of the Company with the deactivation of the Merchant Bank and is currently a private investor. Mr. Bucari was a general manager of International Mercantile Bank in Luxembourg from 1984 (when he was hired to establish and operate the bank) until the bank was sold in December 1986.

Mr. Bucari was a Vice President of Mercantile Bank in St. Louis, Missouri from 1974 until 1984, with responsibility for trade finance in Europe, the Middle East and Africa. Mr. Bucari was a mathematics instructor in the St. Louis public schools from 1967 until 1974, and served in the United States Peace Corps in Nigeria from 1965 to 1967. He holds a degree in Physics from the University of Illinois and an M.B.A. from the University of Missouri.

Paul C.Y. Chu, a director of the Company since May 1993, is the Chairman of the Novax Group of computer software development companies. Novax was organized to provide financial management software such as accounting and point of sale for specific vertical market applicators.

Trained as an attorney at law and certified public accountant, Mr. Chu spent three years from 1976 to 1979 with Ernst & Young as an auditor and tax consultant. From 1980 to 1983, he worked for Amerex Trading Co. as President in charge of its Taiwan operation. From 1983 to 1987 he served as chief of investments for the Ministry of Economic Affairs of Taiwan responsible for attracting foreign investments.

Mr. Chu received his Juris Doctor degree from Pace University Law School and his MBA in finance from Columbia University Business School. He graduated from Soochaw University in Taiwan with a B.A. in Economics.

Peter M. Cohen has been a director of the Company since its inception in July 1987, and served as Vice Chairman of the Board of Directors and Secretary of the Company from December 1987 until February 1990. Since 1984, Mr. Cohen has been President of Trident Corporate Services Inc., a member of the International Trident Trust Group, which provides international corporate, trust & mutual fund administration services to foreign and U.S. clients. He is also the President of Trident Trust Company (V.I.) Limited, located in St. Thomas, U.S. Virgin Islands, which provides trust and management services to U.S. exporters including various Fortune 500 companies.

Mr. Cohen has practiced as an attorney both abroad and in the U.S. He was associated with the Atlanta-based office of the Wildman, Harrold, Allen, Dixon & Branch law firm from 1980 until 1984 and is a member of the Atlanta, Georgia, American and International Bar Associations. Mr. Cohen also has been a member of the adjunct faculty of Emory Law School in the areas of international law and international tax. Mr. Cohen, who is a naturalized citizen, holds degrees from Rhodes University, the University of Stellenbosch Law School and University College, University of London.

Jack N. Halpern has been a director of the Company since its inception in July 1987. Mr. Halpern is the President of Halpern Enterprises, Inc., an Atlanta-based owner, operator and manager of various commercial real estate ventures. His companies currently control in excess of three million square feet of retail and office space in the Atlanta area. In his capacity as a principal of Halpern Enterprises, Inc., Mr. Halpern has assisted numerous Korean and Chinese immigrants in the establishment of retail businesses in the Atlanta area. Mr. Halpern holds degrees from Harvard University and the University of Georgia Law School. He is active in various civic organizations, including serving as Endowment Fund Chairman of the Atlanta Jewish Federation and as a Trustee of the Epstein School.

Donald R. Harkleroad, a director of the Company since its inception in July 1987, is the senior partner of Harkleroad & Hermance, P.C., a law firm specializing in taxation, corporate acquisitions and financing, financial institutions, investment law, and international practice. Mr. Harkleroad is also president of The Bristol Company, a diversified investment and management holding company. Mr. Harkleroad is a graduate of the University of Georgia, and of New York University School of Law, where he was Editor-in-Chief of the Journal of International Law & Politics. Mr. Harkleroad is past Chairman of the International Law Section and of the Corporation and Banking Law Section of the State Bar of Georgia, as well as Chairman of the Taxation Committee of the American Bar Association's Business Law Section, a member and director of the Society of International Business Fellows, and a member of the World Economic Forum.

Daniel T. Huang, a director of the company since April 1994, is President of Polyarn Corporation of Norcross, Georgia. Polyarn manufactures nylon monofilament replacement line for distribution to Central and South America and Europe in addition to the United States. Prior to establishing the United States operations of Polyarn in 1992, Mr. Huang served as General Manager for Polyarn in Taiwan.

Prior to 1992, Mr. Huang served as manager of export and import operation for M/S San Yuan Industries, Ltd., of Taiwan. Prior to 1976, Mr. Huang managed the Research and Development Division of M/S Formosa Fishing Tackle Co.

Sion Nyen (Francis) Lai, a director of the Company since December 1987, has been President and principal shareholder of Fulton Beverage Center, Inc. since 1984. Prior to 1984, Mr. Lai worked with Hock Hua Bank Berhad in Sabah, Malaysia. Mr. Lai earned an Associates Degree from New York State University, and B.A. in Economics, and M.B.A. degrees from Mercer University in Atlanta.

James S. Lai a director of the Company since its inception in July 1987, is a Professor of Civil Engineering at the Georgia Institute of Technology. He taught at the University of Utah from 1967 to 1975, and has been at the Georgia Institute of Technology since 1975. Dr. Lai is the sole owner of Pavtec Engineering Technology, Inc. which specializes in engineering consulting.
Since 1979, Dr. Lai has served as the managing partner of several real estate investments which currently include the ownership and management of Atlanta Chinatown Square. Dr. Lai is a director of the Atlanta Chinese Community Center, and was elected President of the Association of Chinese Scholars in the Southeastern United States in 1985. Dr. Lai received his Ph.D. from Brown University in 1967.

Roger C.C. Lin, a director of the Company since its inception in July 1987, has been the President of Oriental Treasure Imports, Inc., an importer and distributor of merchandise to the U.S. since 1983. From 1978 to 1982, he was President of Li Kun Enterprises Company, Ltd., an import-export concern. Mr. Lin is a founder and the Charter President of the Chinese-American Lions Club of Atlanta, and a founder and vice president of the Taiwan Chamber of Commerce in Atlanta. In addition, Mr. Lin is a honorary member of the Board of Directors of the National Chinese-American Jewelry Association, Chairman of the Board of Directors of the Chinese Buddhist Association in Atlanta, and is a majority shareholder and sole general partner of Asian Square Shopping Center in Atlanta. Mr. Lin received his degree from Tang-Kang University in Taiwan.

Shin Chin (Raymond) Lo, a director of the Company since December 1987, is the President of Lo Brothers Associates, an exporter of lumber and importer of woodworking machinery. Prior to that, Mr. Lo was employed by Roberts and Company, architects, and by Portman and Associates. Mr. Lo earned a Masters Degree in Architecture from the Georgia Institute of Technology.

Nack Y. Paek, a director of the Company since its inception in July 1987, served as Chairman of the Board from May 1992 to April 1994. He is President of Government Loan Service Corp., Inc. which specializes in originating and servicing SBA loans. Mr. Paek obtained a B.S. degree from Seoul National University and an M.B.A. from Northern Illinois University. His business experience includes management positions with Korea Explosive Manufacturing Co., Seoul, and Continental Insurance Co., Atlanta, where he was Director of Regional Auditing. From 1980 to 1990, Mr. Paek was sole owner of the local accounting firm of Nack Y. Paek, P.C. with its clientele being predominantly members of the Korean, Chinese and Japanese immigrant communities. Mr. Paek is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants.

Carl L. Patrick, Jr., has been a director since the inception of the Company in July 1987 and served as Chairman of the Board of Directors of the Company from February 1990 to May 1992. Mr. Patrick is a lawyer and a certified public accountant (CPA) with degrees from Duke University, Georgia State University and the University of Georgia School of Law. As a CPA with Arthur Andersen & Co. and with Arthur Young & Co. for an aggregate of approximately ten years, Mr. Patrick had extensive exposure to the accounting and tax aspects of real estate, banking, insurance, and manufacturing. Mr. Patrick is a member of the American and Georgia Bar Associations, and the American Institute of Certified Public Accountants. He is a director and principal shareholder of Carmike Cinemas, Inc., a publicly-owned company whose shares are traded on the NYSE, and co-Chairman of PGL Entertainment Corporation, a local motion picture production company in Atlanta.

Cecil M. Phillips, has been a director of the Company since its inception in July 1987, and was Chairman of the Board of Directors of the Company from July 1987 until December 1989. Mr. Phillips is the principal of Phillips International L.P., a merchant banking and investment firm established in 1983 which focuses on off-shore financings, reverse investments and exporting and importing. Mr. Phillips received his B.A. from the University of Missouri and J.D. degree from the University of Michigan.

He began practicing law in 1971 with the Atlanta law firm of Alston & Bird. From 1979 to 1983 he was also the Executive Assistant to Governor George Busbee. Mr. Phillips previously served as Vice President and General Counsel of Rock Tenn Company. Mr. Phillips is a member and past Chairman of the Board of the International Business Council, and a past member of the Board of Directors of Fortune Financial Group, Inc. He currently is a Director of U.K. Capital, Inc. and Regina, PLC.

Howard H. L. Tai, a director of the Company since its inception in July 1987, served as Executive Vice President of the Company from October 1987 until September 1988. Mr. Tai has been an Atlanta-based real estate investor since 1981. Mr. Tai is a graduate of the College of Law of the National University of Taiwan and holds a master of law degree from Waseda University of Tokyo, Japan. Prior business experience includes serving as Executive Vice President of Shin-kong Synthetic Fibers Corporation located in Taiwan, the Republic of China.

Dr. P. Carl Unger, became Vice Chairman of the Bank in May 1992 and has been a director of the Company since its inception in July 1987, has been self-employed since 1985 as a consultant specializing in the field of human resources with clients in Europe, Australia, Canada and the United States. From 1978 to 1985, he was employed by the Campbell Soup Company. Dr. Unger was educated at Cheshunt College Cambridge, Liverpool University and Columbia Pacific University. He is a member of the Royal Society of Health, the Institute of Marketing, the British Marketing Association and the American Marketing Association.

The Board of Directors of the Company is elected by its shareholders. The officers of the Company are selected by the Company's Board of Directors. The Company's Articles of Incorporation provide that the Board of Directors of the Company shall be divided into three classes, with each class to be as nearly equal in number as possible. The Articles of Incorporation also provide that the three classes of directors are to have staggered terms, so that the terms of only one class will expire at each annual meeting of the shareholders. The Class I directors, who were elected to three year terms at the 1993 annual meeting are Messrs. Alembik, Halpern, Francis Lai, Lo, Sparrow, Bucari, and Ms. Chau. The Class II directors, who were elected to three year terms at the 1994 annual meeting, are Messrs. Cohen, Harkleroad, Huang, Ladha, Chu, Phillips,
Tai and Unger. The Class III directors, who were elected to three year terms at the 1995 annual meeting, are Messrs. Allison, Behler, James Lai, Lin, Paek, Patrick and Yu.

The Board of Directors of the Bank is elected by the Company as sole shareholder of the Bank. The officers of the Bank are selected by the Bank's Board of Directors. No family relationships exist among the Directors and executive officers of the Company or the Directors and executive officers of the Bank.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company during the years ended December 31, 1995, 1994, and 1993, to the Company's Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 in compensation during the year ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                              Annual Compensation               AWARDS
                                             -------------------------------------------        ------
                                                                                              SECURITIES
   NAME AND PRINCIPAL COMPANY                                             OTHER ANNUAL        UNDERLYING        ALL OTHER
     OR SUBSIDIARY POSITION         YEAR       SALARY        BONUS        COMPENSATION       OPTIONS/SARS     COMPENSATION
     ----------------------         ----       ------        -----        ------------       ------------     ------------
 DAVID YU  . . . . . . . . . .      1995    $103,100        $41,544            --                 --               --
 President and Chief Executive      1994      96,667         39,049            --                 --               --
   Officer of the Company           1993      95,000         15,500            --                 --               --

 PIN PIN CHAU  . . . . . . . .      1995    $130,729        $83,088        $ 9,611(1)             --            $4,400(4)
 Executive Vice President of        1994     125,000         78,098         14,384(2)          $10,000           4,400(4)
   the Company; President and       1993     114,583         29,710         27,354(3)             --             4,400(4)
   Chief Executive Officer of
   the Bank

 GARY K. MCCLUNG . . . . . . .      1995     $83,900        $41,544            --                 --               --
 Executive Vice President and       1994      78,575         39,049            --               2,000              --
   Chief Financial Officer          1993      73,631         17,102            --                 --               --
   of the Company and the Bank

 H.A. DUDLEY, JR.  . . . . . .      1995     $81,400        $41,544            --                 --               --
 Executive Vice President           1994      77,300         39,049            --               2,000              --
   of the Bank                      1993      73,113         15,102            --                 --               --
=========================================================================================================================

(1) Non-cash compensation representing personal use of a vehicle provided by the Company.
(2) Includes $5,000 of payments by the Company for relocation expenses of Ms. Chau and $9,384 of non-cash compensation representing personal use of a vehicle provided by the Company.
(3) Includes $13,329 of payments by the Company of moving and interim living expenses of Ms. Chau, $9,025 of non-cash compensation representing personal use of a vehicle provided by the Company and $5,000 for miscellaneous relocation expenses.
(4)    Consists of deferred compensation paid by the Company.

STOCK OPTION GRANTS

There were no stock options or stock appreciation rights granted to any executive officers listed in the Summary Compensation Table during the fiscal year ended December 31, 1995.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the executive officers listed in the Summary Compensation Table concerning unexercised options held as of the end of 1995. There were no options exercised during the year ended December 31, 1995.

                          1995 YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN-THE-MONEY
                                         OPTIONS AT 1995 YEAR END            OPTIONS AT 1995 YEAR END(1)
      NAME                               EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
      ----                               -------------------------            -------------------------
 David Yu                                        11,600/0                             $2,900/0

 Pin Pin Chau                                    10,000/0                             $2,500/0

 Gary K. McClung                                  2,000/0                             $  500/0

 H.A. Dudley, Jr.                                 5,000/0                             $1,250/0

(1) Based on the quoted market value per share of the Company's common stock on December 31, 1995 of $10.25 per share.

SEVERENCE AGREEMENTS

In August 1995 the Board entered into severence agreements with each of the four (4) executive officers of the Bank. The agreements basically provide that in the event of involuntary termination or a change in the executive's position or compensation resulting from a change in the control of the Company due to a merger, consolidation or reorganization, each executive would be entitled to receive an amount equal to 100% of the executive's base salary. The agreements also provide for the awarding of certain ungranted long-term stock option incentives to the executives in the event of an involuntary termination. At December 31, 1995, there were 16,000 ungranted long-term stock options available to executives, 6,400 of which would be available to Bank President/CEO Chau and 3,200 of which would be available to each of the remaining three executives. These agreements have continuing three (3) year terms.

DIRECTOR COMPENSATION

During 1995, the Company paid directors of the Company a fee of $300 per meeting for their services as directors. Total fees of $33,000 were paid to Company directors under this arrangement. The Bank pays each director who is not an employee of the Bank a fee of $300 for each meeting of the Board of Directors of the Bank and $50 for each board committee meeting attended. Pursuant to this arrangement, the Bank paid $31,400 in directors' fees in 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's compensation committee consists of Nack Y. Paek, Roger C.C. Lin, and P. Carl Unger. No member of the compensation committee is an employee of the Company or the Bank.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1996, the number of shares of common stock of the Company beneficially owned by each person known to the Company to own more than five percent of the outstanding shares of common stock, by each director of the Company, and by all of the Directors and executive officers of the Company as a group. Except where otherwise indicated, each individual has sole voting and investment power over the common stock listed by his or her name.

                                             Number of Shares                         Percent of Class
Beneficial Owner                            Beneficially Owned                      Beneficially Owned(1)
---------------------------------------------------------------------------------------------------------
W. Clayton Sparrow, Jr.                           12,268  (2)                                  .75%
David Yu                                          47,719  (3)                                 2.93%
Pin Pin Chau                                      10,900  (4)                                  .67%
Aaron I. Alembik                                  25,980  (5)                                 1.60%
Gerald L. Allison                                  6,602  (6)                                  .41%
Albert P. Behler                                  30,000  (7)                                 1.84%
Bruno C. Bucari                                    2,800  (8)                                  .17%
Peter M. Cohen                                    16,543  (9)                                 1.01%
Paul C.Y. Chu                                    131,188 (10)                                 8.06%
H.A. Dudley, Jr.                                   5,000 (11)                                  .31%
Jack N. Halpern                                   35,000 (12)                                 2.15%
Donald R. Harkleroad                              31,400 (13)                                 1.92%
Daniel T. Huang                                  110,100 (14)                                 6.77%
Shafik H. Ladha                                   20,000 (15)                                 1.22%
James S. Lai                                      20,000 (16)                                 1.22%
Sion Nyen (Francis) Lai                           40,000 (17)                                 2.46%
Roger C.C. Lin                                    30,000 (18)                                 1.84%
Shin Chin (Raymond) Lo                             2,708 (19)                                  .17%
Gary K. McClung                                    4,000 (20)                                  .25%
Nack Y. Paek                                      20,100 (21)                                 1.24%
Carl L. Patrick, Jr.                              38,990 (22)                                 2.40%
Cecil M. Phillips                                  4,390 (23)                                  .27%
Howard H.L. Tai                                   20,000 (24)                                 1.23%
P. Carl Unger                                     30,123 (25)                                 1.85%

All directors and executive
  Officers as a group (24 people)                695,811 (26)                                42.77%


(1) Based on 1,407,688 shares outstanding as of March 1, 1996, and in the case of beneficial owners who hold options and/or warrants for shares exercisable within 60 days, includes as outstanding the number of shares subject to such options and/or warrants.

(2) Includes 6,134 shares held by Mr. Sparrow and his wife and 6,134 shares subject to warrants received for service as an organizer of the Company.

(3) Includes 36,719 shares held by Mr. Yu and his wife, and 11,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

(4) Includes 10,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

(5) Includes 13,040 shares held by Mr. Alembik and his wife and 12,940 shares subject to warrants received for service as an organizer of the Company.

(6) Includes 1,951 shares subject to warrants received for service as an organizer of the Company.

(7) Includes 15,000 shares subject to warrants received for service as an organizer of the Company.

(8) Includes 1,300 shares subject to warrants received for service as an organizer of the Company.

(9) Includes 340 shares held by Mr. Cohen and his wife and 3,630 shares subject to warrants received for service as an organizer of the Company.

(10) Includes 95,000 shares held by May Foong Corporation of which Mr. Chu is President and 4,000 shares subject to warrants received for service as an organizer of the Company.

(11) 5000 shares subject to options received under The Company's Key Employee Stock Option Plan.

(12) Includes 10,000 shares held by Halpern Enterprises of which Mr. Halpern is President and 17,500 shares subject to warrants received for service as an organizer of the Company.

(13) Includes 15,000 shares held by Bristol Summit Company and 1,200 shares held by The Bristol Company, both of which Mr. Harkleroad is President and 15,100 shares subject to warrants received for service as an organizer of the Company.

(14) Includes 110,100 shares held by Mr. Huang, his wife and various family members.

(15) Includes 10,000 shares held by Ladha Holdings Inc. of which Mr. Ladha is President and

       10,000 shares subject to warrants received for service as an organizer of the Company.

(16) Includes 10,000 shares subject to warrants received for service as an organizer of the Company.

(17) Includes 20,000 shares held by U.S. Pacific Investment Group of which Mr. Lai is President and 20,000 shares subject to warrants received for service as an organizer of the Company.

(18) Includes 15,000 shares held by a partnership of which Mr. Lin is a partner and 15,000 shares subject to warrants received for service as an organizer of the Company.

(19) Includes 208 shares subject to warrants received for service as an organizer of the Company.

(20) Represents 1,000 shares held by Mr. McClung and his wife, 1,000 shares subject to warrants received from the purchase of an organizer's shares of the Company and 2,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

(21) Includes 9,000 shares subject to warrants received for service as an organizer of the Company and 1,000 shares subject to warrants received from the purchase of an organizer's shares of the Company.

(22) Includes 19,495 shares subject to warrants received for service as an organizer of the Company.

(23) Represents 4,390 shares subject to warrants received for service as an organizer of the Company.

(24) Includes 10,000 shares held by Mr. Tai and his wife and 10,000 shares subject to warrants received for service as an organizer of the Company.

(25) Includes 13,595 shares subject to warrants received for service as an organizer of the Company.

(26) Includes 191,243 shares subject to warrants for services as organizers of the Company, 2,000 shares subject to warrants received from the purchase of organizers' shares of the Company and 28,000 shares subject to stock options received under the Company's Key Employee Stock Option Plan exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain officers and directors of the Company have deposit accounts with the Bank and may have other transactions with the Company or the Bank, including loans in the ordinary course of business. All loans or other extensions of credit made by the Bank or the Company to officers, directors and principal shareholders of the Company and to affiliates of such persons have been made in the ordinary course of business on terms, including interest rates and collateral, deemed by the Bank or the Company to be substantially the same as those prevailing at the time for comparable transactions with independent third parties and do not involve more than the normal risk of collectibility or present other unfavorable features.

During the last fiscal year, the Company retained the following law firms (as well as others) to provide certain legal services to the Company, and may employ each of the firms during the current fiscal year: Alembik and Alembik, of which Mr. Alembik is a partner; Harkleroad & Hermance, P.C., of which Mr. Harkleroad is a partner; and Glass, McCullough, Sherrill & Harrold, of which Mr. Sparrow was a partner.

The Bank entered into an agreement in 1990 with Government Loan Service Corporation, Inc., a company in which a Director, Mr. Nack Paek, is sole shareholder. The agreement governs the referral and presentation of completed SBA loan applications to the Bank by this company on behalf of certain prospective borrowers. The agreement includes certain conditions designed to safeguard the Bank from prospective losses, including the requirements that all referred loans be subjected to full review by a Bank loan committee and that any income derived by this company from an approved referred loan is subject to recourse by the Bank in the event of any loss within 24 months of such specific loan approval. There were no loans originated under this agreement in 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)    THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       1. Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, are included in Part II, Item 8 of this Report.

       2. Financial Statement Schedules - These are omitted as they are not required or are not applicable.

       3. Exhibits (numbered in accordance with Item 601 of Regulation S-K).



Exhibit
Number                             Exhibit

2.1 Agreement and plan of merger by and between the Summit National Bank and Vinings Bank & Trust, National Association, dated November 29, 1993
        (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated November 29, 1993).

3.1     Amended and Restated Articles of Incorporation of Summit Bank
        Corporation (incorporated by reference to Exhibit 3.2 of Summit Bank
        Corporation's Registration Statement on Form S-1, Amendment No.3
        (Registration Number 33-16366)).

3.2 Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

4.1 The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and
        Restated Articles of Incorporation of Summit Bank Corporation and (ii)
        Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of
        Summit Bank Corporation, (incorporated by reference to Exhibits 3.1 and
        3.2 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.1* Summit Bank Corporation 1987 Key Employee Incentive Stock Option Plan, as amended and restated as of February 28, 1989 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.2    Form of Summit Bank Corporation Organizer's Warrant Agreement
        (incorporated by reference to Exhibit 10.4 of Summit Bank Corporation's
        Registration Statement on Form


        S-1 (Registration Number 33-16366)).

10.3    Lease Agreement dated December 3, 1993, between Baker Dennard Co.,
        Lessor, and Summit National Bank, Lessee (incorporated by reference to
        Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.4 SBA Guaranteed Loan Origination Agreement dated as of August 22, 1990, by and between The Summit National Bank and Government Loan Service
        Corporation, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1991).

10.5 Lease amendment, assignment, assumption and consent Agreement by and between the Summit National Bank, Lessee; Vinings Bank & Trust,
        National Association; and Metropolitan Life Insurance Company, Lessor, dated December 31, 1993 and lease agreement, as amended, by and between Vinings Bank & Trust, N.A., Lessee and Paces West Associates, Lessor, dated April 23, 1987 (incorporated by reference to Exhibit 10-8 to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1993).

10.6    Lease agreement dated June 16, 1995, between ZML-Paces Limited
        Partnership, Lessor and Summit National Bank, Lessee.

10.7*   Change in Control Agreement dated August 25, 1995 by and between Pin
        Pin Chau, President of the Summit National Bank, and the Summit
        National Bank.

10.8*   Change in Control Agreement dated August 25, 1995 by and between David
        Yu, Chairman of the Summit National Bank, and the Summit National Bank.

10.9*   Change in Control Agreement dated August 25, 1995 by and between Alec
        Dudley, Executive Vice President of the Summit National Bank, and the
        Summit National Bank.

10.10*  Change in Control Agreement dated August 25, 1995 by and between Gary
        K. McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank.

10.11   Agreement to purchase real estate dated December 18, 1995 between SBC
        Properties, L.L.C. (as agent for the Summit National Bank) and SunTrust
        Bank, Atlanta.

11.1    Statement Regarding Computation of Per Share Earnings.

21.1    Subsidiaries of Summit Bank Corporation.

27.1    Financial Date Schedule (for SEC use only)


* Denotes a management contract compensatory plan or arrangement.

(b)     REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the last quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUMMIT BANK CORPORATION

                                    By  /s/ David Yu
                                        -------------------------
                                        David Yu, President, and
                                        Chief Executive Officer

                                    Date     March 22, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Yu                              Director, President and Chief        Dated: March 22, 1996
-----------------------------------
               David Yu                   Executive Officer

/s/ Pin Pin Chau                          Director, Executive                  Dated: March 22, 1996
-----------------------------------
               Pin Pin Chau               Vice President

/s/ Gary K. McClung                       Principal Financial Officer          Dated: March 22, 1996
----------------------------------        and Principal Accounting
              Gary K. McClung             Officer and Secretary

/s/ W. Clayton Sparrow, Jr.               Director, Chairman                   Dated: March 22, 1996
-----------------------------------       of the Board
          W. Clayton Sparrow, Jr.

/s/ Shafik H. Ladha                       Director,                            Dated: March 22, 1996
-----------------------------------       Vice Chairman
             Shafik H. Ladha              of the Board

/s/ Aaron I. Alembik                      Director                             Dated: March 22, 1996
-----------------------------------
              Aaron I. Alembik

                                          Director                             Dated:
----------------------------------
             Gerald L. Allison

                                          Director                             Dated:
----------------------------------
              Albert F. Behler


                                          Director                             Dated:
-----------------------------------
              Bruno C. Bucari

                                          Director                             Dated:
----------------------------------
               Peter M. Cohen

/s/ Daniel T. Huang                       Director                             Dated: March 22, 1996
----------------------------------
              Daniel T. Huang

 /s/  Paul C.Y. Chu                       Director                             Dated: March 22, 1996
----------------------------------
               Paul C.Y. Chu

/s/ Jack N. Halpern                       Director                             Dated: March 22, 1996
-----------------------------------
              Jack N. Halpern

                                          Director                             Dated:
-----------------------------------
            Donald R. Harkleroad

/s/ James S. Lai                          Director                             Dated: March 22, 1996
-----------------------------------
                James S. Lai

/s/ Sion Nyen Lai                         Director                             Dated: March 22, 1996
-----------------------------------
          Sion Nyen (Francis) Lai

                                          Director                             Dated:
----------------------------------
               Roger C.C. Lin

/s/ Shin Chin (Raymond) Lo                Director                             Dated: March 22, 1996
-----------------------------------
           Shin Chin (Raymond) Lo

/s/ Nack Paek, Jr.                        Director                             Dated: March 22, 1996
-----------------------------------
               Nack Paek, Jr.

/s/ Carl L. Patrick, Jr.                  Director                             Dated: March 22, 1996
-----------------------------------
            Carl L. Patrick, Jr.

/s/ Cecil M. Phillips                     Director                             Dated: March 22, 1996
-----------------------------------
             Cecil M. Phillips

/s/ Howard H.L. Tai                       Director                             Dated: March 22, 1996
-----------------------------------
              Howard H. L. Tai

/s/ P. Carl Unger                         Director                             Dated: March 22, 1996
-----------------------------------
               P. Carl Unger

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

At the time of this filing, the registrant has not sent any annual report or proxy material to shareholders. Such annual report and proxy material will be furnished to shareholders subsequent to the filing of this Form 10-K and the registrant shall furnish copies of such material to the Commission when it is sent to shareholders.

                              INDEX TO EXHIBITS

                                                                                    Sequentially
 Exhibit                                                                             Numbered
 Number                               Description                                       Pages

 2.1           Agreement and plan of merger by and between the Summit National
               Bank and Vinings Bank & Trust, National Association, dated
               November 29, 1993 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated November 29,
               1993).

 3.1           Amended and Restated Articles of Incorporation of Summit Bank
               Corporation (incorporated by reference to Exhibit 3.2 of Summit
               Bank Corporation's Registration Statement on Form S-1, Amendment
               No. 3(Registration Number 33-16366).

 3.2 Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1987.)

 4.1 The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the
               Amended and Restated Articles of Incorporation of Summit Bank
               Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, as provided in Exhibits 3.1 and 3.2 respectively.

 10.1          Summit Bank Corporation 1987 Key Employee Incentive Stock Option
               Plan, as amended and restated as of February 28, 1989
               (incorporated by reference to Exhibit 10.1 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1991).

 10.2          Form of Summit Bank Corporation Organizer's Warrant Agreement
               (incorporated by reference to Exhibit 10.4 of Summit Bank
               Corporation's Registration Statement on Form S-1 (Registration
               Number 33-16366).

 10.3          Lease Agreement dated December 3, 1993, between Baker Dennard
               Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993).

 10.4          SBA Guaranteed Loan Origination Agreement dated as of August 22,
               1990, by and between The Summit National Bank and Government
               Loan Service Corporation, Inc. (incorporated by reference to
               Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.5 Lease amendment, assignment, assumption and consent Agreement by and between the Summit National Bank, Lessee; Vinings Bank &
               Trust, national Association; and Metropolitan Life Insurance
               Company, Lessor, dated December 31, 1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
               10--K for the fiscal year ended December 31, 1993).


 10.6          Lease agreement dated June 16, 1995, between ZML-Paces Limited
               Partnership, Lessor and Summit National Bank, Lessee

 10.7          Change in Control Agreement dated August 25, 1995 by and between
               Pin Pin Chau, President of the Summit National Bank, and the
               Summit National Bank.

 10.8          Change in Control Agreement dated August 25, 1995 by and between
               David Yu, Chairman of the Summit National Bank, and the Summit
               National Bank.

 10.9          Change in Control Agreement dated August 25, 1995 by and between
               Alec Dudley, Executive Vice President of the Summit National
               Bank, and the Summit National Bank.

 10.10         Change in Control Agreement dated August 25, 1995 by and between
               Gary K. McClung, Executive Vice President of the Summit National
               Bank, and the Summit National Bank.

 10.11 Agreement to purchase real estate dated December 18, 1995 between SBC Properties, L.L.C. (as agent for the Summit National
               Bank) and SunTrust Bank, Atlanta.

 11.1          Statement Regarding Computation of Per Share Earnings

 21.1          Subsidiaries of Summit Bank Corporation

 27.1          Financial Data Schedule (for SEC use only)
