Form 10-Q
period 1996-03-31
SUMMIT BANK CORP
filed 1996-05-13
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------     --------------------

                        Commission File Number 33-16366

                            SUMMIT BANK CORPORATION
             (Exact name of Registrant as specified in its charter)


             GEORGIA                                       58-1722476
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                          4360 Chamblee-Dunwoody Road
                            Atlanta, Georgia  30341
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

     Yes    X                                                  No
           ---                                                     ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.


     Class                                       Outstanding at May 13, 1996
  ----------                                    -----------------------------
Common Stock.  $.01 par value                                  1,407,688


                      The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            March 31,         December 31,
(In thousands)                                                                1996                1995
- ----------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                     $  4,978             $  7,220
Federal funds sold                                                             7,800                3,525
Interest-bearing deposits in other banks                                          59                   60
Investment securities available for sale, at fair value                       35,610               32,110
Other investments                                                                680                  592
Loans, net of unearned income                                                 81,058               76,695
Loans held for sale                                                            1,027                1,482
Less:  allowance for loan losses                                              (1,822)              (1,686)
- ---------------------------------------------------------------------------------------------------------
    Net loans                                                                 80,263               76,491
- ---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                    3,494                2,932
Customers' acceptance liability                                                2,654                1,907
Other real estate                                                                 --                   --
Deferred income tax                                                              342                  205
Other assets                                                                   2,713                5,034
- ---------------------------------------------------------------------------------------------------------
    Total Assets                                                            $138,593             $130,076
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILTIES:
Deposits:
 Noninterest-bearing demand                                                 $ 25,630             $ 24,080
 Interest-bearing:
   Demand                                                                     29,589               29,193
   Savings                                                                     8,011                7,734
   Time, $100,000 and over                                                    25,967               22,766
   Other time                                                                 27,192               26,043
- ---------------------------------------------------------------------------------------------------------
   Total deposits                                                            116,389              109,816
- ---------------------------------------------------------------------------------------------------------

Obligation under capital lease                                                   144                  152
Other borrowed funds                                                           1,000                   --
Acceptances outstanding                                                        2,654                1,907
Other liabilities                                                              2,716                2,788
- ---------------------------------------------------------------------------------------------------------
   Total liabilities                                                         122,903              114,663
- ---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 Common stock                                                                     14                   14
 Additional paid-in capital                                                   12,123               12,123
 Retained earnings                                                             3,442                2,939
 Net unrealized holding gains on investment securities
   available for sale, net of income taxes                                       111                  337
- ---------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                 15,690               15,413
- ---------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                               $138,593             $130,076
=========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

                                                                       Three months
                                                                      ended March 31,
(Dollars in thousands, except share and per share amounts)       1996                  1995
- --------------------------------------------------------------------------------------------
Interest Income
   Loans, including fees                                   $   2,130              $   1,858
   Interest-bearing deposits in other banks                        1                      1
   Federal funds sold                                             56                     90
   Investment securities-taxable                                 112                    158
   Mortgage-backed securities                                    463                    181
- -------------------------------------------------------------------------------------------
        Total interest income                                  2,762                  2,288
- -------------------------------------------------------------------------------------------

Interest expense
   Time deposits, $100,000 and over                              375                    161
   Other deposits                                                702                    720
   Short-term borrowings and obligation
     under capital lease                                           8                      5
- -------------------------------------------------------------------------------------------
        Total interest expense                                 1,085                    886
- -------------------------------------------------------------------------------------------

        Net interest income                                    1,677                  1,402
Provision for loan losses                                        141                    164
- -------------------------------------------------------------------------------------------
        Net interest income after provision
         for loan losses                                       1,536                  1,238
- -------------------------------------------------------------------------------------------

Non-interest income
   Fees for international banking services                       275                    280
   SBA loan servicing fees                                       111                    118
   Service charge income                                          52                     59
   Overdraft and NSF charges                                      80                     71
   Gains on sales of loans                                       167                     93
   Net gains on sales of investment securities                   116                     --
   Other                                                          92                     70
- -------------------------------------------------------------------------------------------
        Total non-interest income                                893                    691
- -------------------------------------------------------------------------------------------
Non-interest expenses
    Salaries and employee benefits                               829                    680
    Equipment                                                    115                     94
    Net occupancy                                                 97                     96
    Other operating expenses                                     414                    493
- -------------------------------------------------------------------------------------------
      Total non-interest expenses                              1,455                  1,363
- -------------------------------------------------------------------------------------------
    Income before income taxes                                   974                    566
- -------------------------------------------------------------------------------------------
Income tax expense                                               373                    202
- -------------------------------------------------------------------------------------------
         Net income                                        $     601              $     364
- -------------------------------------------------------------------------------------------
Net income per common share and common share equivalents   $     .38              $     .24
- -------------------------------------------------------------------------------------------
Weighted-average common shares outstanding and
  common share equivalents                                 1,630,610              1,630,610
- -------------------------------------------------------------------------------------------
Dividends declared per common share                        $     .07              $     .07
===========================================================================================

    See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                                    Three months
                                                                                   ended March 31,
(In thousands)                                                                  1996            1995
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income:                                                            $         601      $       364
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of leasehold improvements                         64               54
  Deferred tax benefit                                                            --             (196)
  Net amortization of premiums/discounts on
   investment securities                                                          25               18
  Amortization of negative goodwill                                              (27)             (27)
  Provision for loan losses                                                      141              164
  Gains on sales of loans                                                       (167)             (93)
  Proceeds from sales of loans                                                 1,014            1,790
  Net gains on sales of investment securities                                   (116)              --
Changes in other assets and liabilities:
  Decrease in other assets                                                     2,907               81
  Decrease in other liabilities                                                  (45)             (35)
- -----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      4,397            2,120
- -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale           1,350              250
Principal collections on investment securities available for sale              1,061               --
Proceeds from sales of investment securities available for sale                1,920               --
Purchases of investment securities available for sale                         (8,191)              --
Purchases of investment securities held to maturity                               --           (9,481)
Proceeds from maturities and principal collections on investment
 securities held to maturity                                                      --              415
Loans made to customers, net of principal collected on loans                  (5,346)           2,314
Purchases of premises and equipment                                             (626)            (298)
- -----------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                       (9,832)          (6,800)
- -----------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase (decrease) in demand and savings deposits                         2,223             (150)
Net increase in time deposits                                                  4,350            4,416
Principal payments for obligation under capital lease                             (8)              (7)
Dividends paid                                                                   (98)             (98)
Net increase in borrowed funds                                                 1,000               --
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      7,467            4,161
- -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           2,032             (519)
Cash and cash equivalents at beginning of period                              10,805            9,872
- -----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $      12,837      $     9,353
=====================================================================================================
Supplemental disclosures of cash paid during the period:
  Interest                                                             $       1,212      $       774
  Income taxes                                                         $           0      $       470
=====================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   1. BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1995, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

  2.  ACCOUNTING POLICIES

      Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


  3.  RECLASSIFICATIONS

      Certain 1995 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       For the three-month periods ended March 31, 1996 and 1995

Performance Overview
- ---------------------

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $601,000 for the first quarter of 1996, a 65% increase over $364,000 in earnings for the same period last year. The earnings improvement is attributed to higher net interest income resulting from a higher volume of earning assets and increased non-interest income. Net earnings per share for first quarter 1996 were $.38 as compared to $.24 for first quarter 1995. The Company's annualized return on average stockholders' equity for 1996 was 15.5% compared to 15.1% for 1995, while the return on average assets increased to 1.8% compared to 1.7% in 1995. Book value per share increased to $11.15 at March
31, 1996 from $10.95 at December 31, 1995.

Net interest income increased 20% to $1.7 million, in the quarter ended March 31, 1996 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from investment securities, specifically mortgage-backed securities, increased to $463,000 for the first quarter of 1996 compared to $181,000 for the comparable period last year. The Company's net interest margin declined slightly to 5.57% in first quarter 1996 compared to 5.62% in first quarter 1995.

Provision for loan losses declined slightly to $141,000 from $164,000 for the respective first quarters of 1996 and 1995. Gross charged off loans for the first quarter were $70,000 offset by recoveries of $65,000, resulting in an annualized net charge-off rate of .02% of total loans. This compares to a net recovery during the same period last year of $51,000. Non-interest income increased $202,000 to $893,000 for the three-month period ended March 31, 1996 from $691,000 in the comparable period last year. Net gains on sales of investment securities accounted for $116,000 of this increase, and gains on sales of loans also accounted for $74,000 of this increase.

Non-interest expenses increased 6.8% in the first three months of 1996 as compared to the prior year period, mostly as a result of increased personnel expenses. Significant growth during the latter half of 1995 and early 1996 prompted the addition of several new positions including additional lending staff, a Marketing Director and the new positions created from the fourth branch scheduled to open in second quarter 1996. Equipment expenses increased $21,000 to $115,000 as a result of depreciation on new computer equipment installed during second quarter 1995. Other operating expenses declined to $414,000 in first quarter 1996 from $493,000 during the same period last year which is largely attributed to the suspension of insurance premiums by Federal Deposit Insurance Corporation ("FDIC") for the Bank Insurance Fund. This resulted in a first quarter savings in FDIC insurance premiums of $51,000 as compared to the first quarter of last year. Offsetting the savings from FDIC premiums, data/item processing expenses increased to $81,500 compared to $35,200 for the same period last year. This additional cost was a result of the conversion to a new computer system in second quarter 1995 which significantly expanded the Company's technological capabilities and allowed the Bank to offer more competitively advanced products to its market. These new products include corporate cash management, 24-hour telephone banking and multi-lingual ATM's, all of which will be introduced in 1996. The Bank also elected to outsource all check processing tasks to a third party in an effort to improve efficiencies within the Company. The Company's efficiency ratio for first quarter 1996 was 56.6%, a significant improvement compared to 62.1% for 1995.

Total assets at March 31, 1996 were $139 million, an increase of 7% from year end 1995 and 24% from first quarter 1995. Total loans increased $3.9 million, or 5% from year-end, while investment securities and federal funds sold increased $3.6 million and $4.3 million, respectively. The Company's asset growth was funded primarily by a $6.6 million increase in deposits during the first quarter, an increase of 6%. Additionally, the Company borrowed $1 million under an advance from the Federal Home Loan Bank. Investment in premises and equipment increased $562,000 in the quarter ended March 31, 1996 resulting from the Bank's purchase of a new branch facility located in Marietta, Georgia. The Bank plans to open this new office, its fourth branch, in May 1996 to further expand the small business market. Other assets declined to $2.7 million at March 31, 1996, from $5 million at year-end 1995, as a result of the completion of SBA loan sales.

Asset Quality
- --------------

Non-performing assets increased to $162,000 at March 31, 1996 compared to $111,000 at year end 1995. Non-performing assets represented .20% of total loans as of March 31, 1996 compared to .14% at December 31, 1995. The Company had $107,000 of loans 90 days or more past due at March 31, 1996.


                            NON-PERFORMING ASSETS
                            ---------------------


                                            March 31,    December 31,
(Dollars in thousands)                        1996           1995
- ---------------------------------------------------------------------
Loans on nonaccrual                         $   162        $      111

Other real estate                                --                --

Restructured loans                               --                --
- ---------------------------------------------------------------------

 Total non-performing assets                $   162        $      111
=====================================================================

Loans 90 days past due                      $   107        $       --

Total non-performing assets as a
 percentage of total loans and ORE              .20%              .14%

Loans ninety days past due as a
 percentage of total loans                      .13%               --%

The allowance for loan losses increased to $1,822,000 at March 31, 1996 from $1,686,000 at year end 1995, an increase of 8.1%. Gross chargeoffs of $70,000 offset by recoveries of $65,000, resulted in a net annualized chargeoff rate of
 .02% of average total loans compared to .43% for the entire year 1995. The allowance for loan losses represented 2.22% of total loans outstanding at March 31, 1996.

           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 1996


         (In thousands)
         ------------------------------------------------------------
         Allowance for loan losses at December 31, 1995        $1,686

         ------------------------------------------------------------

         Charge-offs:
          Commercial, financial, and agricultural                  53
          Real estate                                              --
          Installment loans to individuals                         17
         ------------------------------------------------------------

           Total                                                   70
         ------------------------------------------------------------

         Recoveries:
          Commercial, financial, and agricultural                  56
          Real estate                                              --
          Installment loans to individuals                          9
         ------------------------------------------------------------

           Total                                                   65
         ------------------------------------------------------------

           Net charge-offs                                          5

         ------------------------------------------------------------
         Provision for loan losses charged to income              141
         ------------------------------------------------------------

         Allowance for loan losses at March 31, 1996           $1,822
         ============================================================


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy
- --------------------------------

Liquidity has continued to improve during 1996 as a result of the sharp growth in deposits. At March 31, 1996, the Company's net loan to deposit rate was 65.9%, down from 71.1% at year end. The Bank's liquid assets as a percent of total deposits was 40% at March 31, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to to ensure that no potential shortfall exists. Additionally, the Bank has $15,000,000 of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $277,000 to $15.7 million at March 31, 1996, an increase of 1.8% from December 31, 1995, and 18% from March 31, 1995. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangibles. The Bank's Tier 1 leverage ratio was 9.86 % at March 31, 1996 compared to 11.9% at year end 1995 as a result of asset growth. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 1996, the Bank had a risk-weighted total capital ratio of 15.4 % compared to 14.8% at year end 1995, and a Tier 1 risk-weighted capital ratio of 14.2% compared to 13.6% at year end 1995.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings - Not Applicable


Item 2.  Changes in Securities - Not Applicable


Item 3.  Defaults Upon Senior Securities - Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable


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



                                      SUMMIT BANK CORPORATION



                                      BY: /S/ David Yu
                                          --------------------------------------
                                          David Yu
                                          President and Chief Executive Officer



                                      BY: /S/ Gary K. McClung
                                          --------------------------------------
                                          Gary K. McClung
                                          Executive Vice President
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          DATE:       May 13, 1996
                                                --------------------------------

                               INDEX TO EXHIBITS



 Exhibit                                                                 Page
 -------                                                                 ------

 11.1     Statement Regarding Computation of Per Share Earnings            14

 27.1     Financial Data Schedule (for SEC use only)                       15