Form 10-Q
period 1996-06-30
SUMMIT BANK CORP
filed 1996-08-09
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ----------------     ----------------

                        Commission File Number 33-16366

                            SUMMIT BANK CORPORATION
             (Exact name of Registrant as specified in its charter)

                           GEORGIA                                         58-1722476
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

                 Yes   X                                     No
                     -----                                      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                 Class                                                       Outstanding at August 9, 1996
                 -----                                                       -----------------------------
     Common Stock. $.0l par value                                                      1,407,688

                     The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                        June 30,                December 31,
(In thousands)                                                            1996                      1995
- ----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                           $      6,776                $    7,220
Federal funds sold                                                       3,900                     3,525
Interest-bearing deposits in other banks                                    70                        60
Investment securities available for sale, at fair value                 38,174                    32,110
Other investments                                                          681                       592
Loans, net of unearned income                                           81,304                    76,695
Loans held for sale                                                      2,420                     1,482
Less:  allowance for loan losses                                        (1,964)                   (1,686)
- ----------------------------------------------------------------------------------------------------------------
      Net loans                                                         81,760                    76,491
- ----------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                              3,625                     2,932
Customers' acceptance liability                                          2,487                     1,907
Other real estate                                                           --                        --
Deferred income tax                                                        693                       205
Other assets                                                             2,703                     5,034
- ----------------------------------------------------------------------------------------------------------------
      Total assets                                                $    140,869                $  130,076
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                     $     23,994                $   24,080
   Interest-bearing:
      Demand                                                            30,716                    29,193
      Savings                                                            7,700                     7,734
      Time, $100,000 and over                                           25,383                    22,766
      Other time                                                        31,904                    26,043
- ----------------------------------------------------------------------------------------------------------------
      Total deposits                                                   119,697                   109,816
- ----------------------------------------------------------------------------------------------------------------

Obligation under capital lease                                             136                       152
Other borrowed funds                                                     1,000                        --
Acceptances outstanding                                                  2,487                     1,907
Other liabilities                                                        1,852                     2,788
- ----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                125,172                   114,663
- ----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                             14                        14
   Additional paid-in capital                                           12,123                    12,123
   Retained earnings                                                     3,795                     2,939
   Net unrealized holding (losses)/gains on investment securities
      available for sale, net of income taxes                             (235)                      337
- ----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        15,697                    15,413
- ----------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                  $    140,869                $  130,076
================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                     Three months                Six months
                                                                    ended June 30,             ended June 30,
(Dollars in thousands, except share and per share amounts)          1996      1995            1996         1995
- -------------------------------------------------------------------------------------------------------------------
Interest Income
    Loans, including fees                                     $    2,110    $ 1,899         $ 4,240      $ 3,781
    Interest-bearing deposits in other banks                           1          1               2            2
    Federal funds sold                                                34        105              90          195
    Investment securities-taxable                                    180        273             292          431
    Mortgage-backed securities                                       471        245             934          426
- -------------------------------------------------------------------------------------------------------------------
       Total interest income                                       2,796      2,523           5,558        4,835
- -------------------------------------------------------------------------------------------------------------------

Interest expense
    Time deposits, $100,000 and over                                 318        347             693          620
    Other deposits                                                   783        663           1,485        1,271
    Short-term borrowings and obligation
       under capital lease                                            20          4              28            9
- -------------------------------------------------------------------------------------------------------------------
       Total interest expense                                      1,121      1,014           2,206        1,900
- -------------------------------------------------------------------------------------------------------------------

       Net interest income                                         1,675      1,509           3,352        2,935
Provision for loan losses                                            146        163             287          327
- -------------------------------------------------------------------------------------------------------------------
       Net interest income after provision
         for loan losses                                           1,529      1,346           3,065        2,608
- -------------------------------------------------------------------------------------------------------------------

Non-interest income
    Fees for international banking services                          283        282             558          562
    SBA loan servicing fees                                          123        119             234          213
    Service charge income                                             43         53              95          112
    Overdraft and NSF charges                                         92         95             172          166
    Gains on sales of loans                                          184         82             351          175
    Net gains/(losses) on sales of investment securities              --        (21)            116          (21)
    Other                                                             70         71             162          140
- -------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                     795        681           1,688        1,347
- -------------------------------------------------------------------------------------------------------------------

Non-interest expenses
    Salaries and employee benefits                                   836        713           1,665        1,393
    Equipment                                                        106        101             221          195
    Net occupancy                                                    102        102             199          198
    Other operating expenses                                         541        517             955        1,010
- -------------------------------------------------------------------------------------------------------------------
       Total non-interest expenses                                 1,585      1,433           3,040        2,796
- -------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                       739        594           1,713        1,159
- -------------------------------------------------------------------------------------------------------------------
Income tax expense                                                   273        220             646          422
- -------------------------------------------------------------------------------------------------------------------
    Net income                                                   $   466      $ 374         $ 1,067      $   737
- -------------------------------------------------------------------------------------------------------------------
Net income per common share and comon share equivalents          $   .29      $ .24         $   .67      $   .48
- -------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding and
    common share equivalents                                   1,630,610  1,630,610       1,630,610    1,630,610
- -------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                              $   .08    $   .07         $   .15      $   .14
===================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Six months
                                                                                       ended June 30,
(In thousands)                                                                     1996             1995
- --------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                       $  1,067       $    737
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of leasehold improvements                           130            103
    Deferred tax benefit                                                             (142)          (196)
    Net amortization of premiums/discounts on
      investment securities                                                            39             31
    Amortization of negative goodwill                                                 (55)           (55)
    Provision for loan losses                                                         287            327
    Gains on sales of loans                                                          (351)          (174)
    Proceeds from sales of loans                                                    3,281          3,108
    Net gains on sales of investment securities                                      (116)           (21)
Changes in other assets and liabilities:
    Decrease (increase) in other assets                                             3,064           (123)
    Decrease in other liabilities                                                    (881)           (25)
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by operation activities                                         6,323          3,712
- --------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                1,350          1,260
Principal collections on investment securities available for sale                   2,740             --
Proceeds from sales of investment securities available for sale                     1,920            993
Purchases of investment securities available for sale                             (13,004)        (4,553)

Purchases of investment securities held to maturity                                    --        (14,159)

Proceeds from maturities and principal collections on investment
  securities held to maturity                                                          --          1,454
Loans made to customers, net of principal collected on loans                       (9,219)           (91)
Purchases of premises and equipment                                                  (823)          (418)
- --------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (17,036)       (15,514)
- --------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                         1,403          8,398
Net increase in time deposits                                                       8,478          4,508
Principal payments for obligation under capital lease                                 (16)           (14)
Dividends paid                                                                       (211)          (197)
Net increase in borrowed funds                                                      1,000             16
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                        10,654         12,711
- --------------------------------------------------------------------------------------------------------------



Net (decrease) increase in cash and cash equivalents                                  (59)           909
Cash and cash equivalents at beginning of period                                   10,805          9,872
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 10,746      $  10,781
==============================================================================================================


Supplemental disclosures of cash paid during the period:
  Interest                                                                       $  2,803      $   1,807
  Income taxes                                                                   $    775      $     640
==============================================================================================================

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month and six-month periods ended June 30, 1996 and 1995


Performance Overview
- --------------------

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $466,000 for the second quarter of 1996, representing a 25% increase over earnings for the same period last year. The earnings improvement is attributed to higher net interest income resulting primarily from a higher volume of earning assets. Net earnings per share for second quarter 1996 were $.29 as compared to $.24 for second quarter 1995. The Company's six-month earnings for 1996 were $1,067,000 compared to $737,000 last year, an increase of 45%. The annualized return on average stockholders' equity for 1996 was 13.7% compared to 10.8% for the 1995 six-month period, while the return on average assets increased to 1.6% compared to 1.2% in 1995. Book value per share increased to $11.15 at June 30, 1996, from $10.95 at December 31, 1995.

Net interest income increased 11% in second quarter 1996 to $1.7 million as compared to the same period last year due primarily to a higher level of earning assets. For the six month comparable periods, 1996 net interest income increased 14% to $3.4 million from $2.9 million. The Company's net interest margin through June 30, 1996 remained constant at 5.8% for both six-month periods.

Provision for loan losses declined slightly to $146,000 from $163,000 for the respective second quarters of 1996 and 1995. Gross charged off loans for the six-months ended June 30, 1996 were $125,000 offset by recoveries of $116,000, resulting in an annualized net charge-off rate of .02% of total loans. This compares to net losses of $50,000 for the comparable period last year resulting in annualized net charge-offs of .14%. Non-interest income increased 17% to $795,000 for second quarter 1996 from $681,000 last year. Net gains from sales of loans increased to $184,000 during the quarter, up sharply from $82,000 for second quarter last year. The fluctuation was partly attributed to timing of several 1995 sales which were delayed to the latter half of the year. This delay was largely due to several loans in a construction phase that were not
sold until the respective projects were completed.   Net gains from sales of
loans also include excess servicing income resulting from loan sales, which, in 1996, is sufficiently material to warrant quarterly recognition. For the six-month comparable periods, non-interest income increased 25%, to $1.7 million in 1996 from $1.3 million in 1995. Net gains from loan sales accounted for $176,000 of this increase while net gains from investment securities accounted for an additional $137,000.

Non-interest expenses increased 11% in the second quarter of 1996 as compared to the same period last year. This increase was mostly attributed to higher personnel costs resulting from recent expansion. Total personnel costs increased $123,000 in 1996 for the comparable three month periods and $272,000 for the comparable six-month periods. In addition to staffing a new branch which opened in May 1996, the Bank's fourth office, other key positions have been added over the last twelve months bringing total full-time staff positions to 80 as compared to 69 at June 30, 1995. Equipment expenses increased $5,000, or 5%, to $106,000 in second quarter 1996 as compared to the same period last year. Occupancy expenses remained stable at $102,000 for both quarters. For the six-month periods equipment expenses and occupancy costs increased $26,000, or 13%, and $1,000, respectively. Other operating expenses increased 5% to $541,000 for the three-month period ended June 30, 1996 as compared to the same quarter last year. For the six month periods, other operating expenses declined 5%, or $55,000, in 1996 to $955,000. Savings resulting from suspension of Federal Deposit Insurance Corporation ("FDIC") insurance premiums accounted for a $103,000 reduction in other operating expenses while data/item processing expenses increased $71,000. Additionally, marketing expenses increased $42,000 as compared to the six-month period last year. This increase was the result of a routine advertising campaign and costs associated with the new branch opening. The Company's efficiency ratio for six-month period of 1996 improved significantly to 60% compared to 65% for the same period last year.

Total assets at June 30, 1996 increased to $141 million, an increase of 15% during the last twelve months and 8% since year end 1995. Deposits have grown $16.2 since June 30, 1995, or 16%, and $9.9 million, or 9%, since December 31, 1995. The Bank's new office which opened in May 1996 generated approximately $4.8 million of this deposit increase. Net loans increased $5.3 million to $81.8 million at June 30, 1996, representing a 7% increase since December 31, 1995. During the last twelve months net loans increased 18%, or $12.2 million, from $69.6 million at June 30, 1995. During 1996 the Company had $1 million borrowed under an advance from the Federal Home Loan Bank.

Investment in premises and equipment increased to $3.6 million at June 30, 1996 as compared to $2.9 million at year end 1995. This increase represents the additional branch acquired by the Bank during first quarter 1996.
Additionally, the Bank has entered into an agreement to acquire a new branch facility in the rapidly growing Gwinnett county market. This will be the Bank's fifth banking office now placing the Company in the prime North metropolitan Atlanta markets of DeKalb, Cobb and Gwinnett counties. The Bank expects to open this new office by year-end 1996. Other assets declined to $2.7 million at June 30, 1996, from $5 million at year-end 1995, as a result of the completion of SBA loan sales in early 1996.

Asset Quality
- -------------

Non-performing assets increased to $154,000 at June 30, 1996 compared to $111,000 at year end 1995. Non-performing assets represented .18% of total loans as of June 30, 1996 compared to .14% at December 31, 1995. The Company had $154,000 of loans 90 days or more past due at June 30, 1996.

                             NON-PERFORMING ASSETS
                             ---------------------

                                                                 June 30,                   December 31,
(Dollars in thousands)                                             1996                         1995
- ------------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                             $   154                  $      111

Other real estate                                                    --                          --

Restructured loans                                                   --                          --
- ------------------------------------------------------------------------------------------------------------

   Total non-performing assets                                  $   154                  $      111
============================================================================================================

Loans 90 days past due and still accruing interest              $    --                          --

Total non-performing assets as a
   percentage of total loans and ORE                                .18%                        .14%

Loans ninety days past due as a
   percentage of total loans                                        .18%                         --%

The allowance for loan losses increased to $1,964,000 at June 30, 1996 from $1,686,000 at year end 1995, an increase of 16%. Gross charge-offs of $125,000 offset by recoveries of $116,000, resulted in a net annualized charge-off rate of .02% of average total loans compared to .43% for the entire year of 1995. The allowance for loan losses represented 2.35% of total loans outstanding at June 30, 1996.

            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT JUNE 30, 1996

         (In thousands)
         ------------------------------------------------------------------------------------------
         Allowance for loan losses at December 31, 1995                              $1,686
         ------------------------------------------------------------------------------------------

         Charge-offs:
           Commercial, financial, and agricultural                                       84
           Real estate                                                                   --
           Installment loans to individuals                                              41
         ------------------------------------------------------------------------------------------

               Total                                                                    125
         ------------------------------------------------------------------------------------------

         Recoveries:
           Commercial, financial, and agricultural                                       71
           Real estate                                                                   --
           Installment loans to individuals                                              45
         ------------------------------------------------------------------------------------------

               Total                                                                    116
         ------------------------------------------------------------------------------------------

               Net charge-offs                                                            9
         ------------------------------------------------------------------------------------------

         Provision for loan losses charged to income                                    287
         ------------------------------------------------------------------------------------------

         Allowance for loan losses at June 30,  1996                                 $1,964
         ------------------------------------------------------------------------------------------


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy
- ------------------------------

Liquidity has continued to improve during 1996 as a result of the growth in deposits. At June 30, 1996, the Company's net loan to deposit ratio was 68.3%, down from 69.7% at year end. The Bank's liquid assets as a percent of total deposits was 40% at June 30, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $15 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $284,000 to $15.7 million at June 30, 1996, an increase of 1.8% from December 31, 1995, and 12.5% from June 30, 1995. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 9.4 % at June 30, 1996 compared to 11.9% at year end 1995 as a result of asset growth. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 1996, the Bank had a risk-weighted total capital ratio of 14.8%, unchanged from year end 1995, and a Tier 1 risk-weighted capital ratio of 13.5% compared to 13.6% at year end 1995.

                          PART II. - OTHER INFORMATION



Item 1.          Legal Proceedings - Not Applicable


Item 2.          Changes in Securities - Not Applicable


Item 3.          Defaults Upon Senior Securities - Not Applicable


Item 4.          Submission of Matters to a Vote of Security Holders


                 The 1996 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 27, 1996. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 1996, for the purpose of electing seven members to the Board of Directors.

                 Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term.
                 Seven Class I Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 1999: Aaron I. Alembik, Pin Pin Chau, Bruno C. Bucari, W. Clayton Sparrow, Jr., Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, and Jack N. Halpern. All seven nominees were elected.

                 Proxies for 59.5%, or 837,906 of the 1,407,688 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. All nominees received a majority of the votes cast for re-election.

                 The following Class II and Class III directors whose terms did not expire at the Annual Shareholders meeting continued to serve as directors following the meeting: Paul C.Y. Chu, Peter Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Cecil M. Phillips, Howard H.L. Tai, P. Carl Unger, Gerald L. Allison, Albert P Behler, James S. Lai, Roger C.C. Lin, Nack Y. Paek, Carl L. Patrick, Jr., and David Yu.

Item 5.          Other Information - Not Applicable

Item 6.          Exhibits and Reports on Form 8-K

                 a)       Exhibits

                 Exhibit 11. 1
                 Statement Regarding Computation of Per Share Earnings

                 Exhibit 27.1
                 Financial Data Schedule (for SEC use only)

                 b)       Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.



                       SUMMIT BANK CORPORATION

                       BY:   /S/ David Yu
                            ----------------------------------------------------
                                 David Yu
                                 President and Chief Executive Officer



                       BY:   /S/ Gary K. McClung
                            ----------------------------------------------------
                                 Gary K. McClung
                                 Executive Vice President
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)



                       DATE:     August 9, 1996
                            ----------------------------------------------------

                              INDEX TO EXHIBITS

Exhibit                                                                          Page
- -------                                                                          ----
11.1               Statement Regarding Computation of Per Share Earnings          14

27.1               Financial Data Schedule (for SEC use only)                     15