Form 10-Q
period 1996-09-30
SUMMIT BANK CORP
filed 1996-11-12
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

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

         Yes    X                  No
             -------                 ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Class                             Outstanding at November 12, 1996
         -----                             -------------------------------
Common Stock.  $.01 par value                          1,407,688





                      The Exhibit Index Appears on Page 13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     September 30,                  December 31,
(In thousands)                                                           1996                           1995
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                           $       7,559                    $     7,220
Federal funds sold                                                        5,500                          3,525
Interest-bearing deposits in other banks                                     19                             60
Investment securities available for sale, at fair value                  36,753                         32,110
Other investments                                                           682                            592
Loans, net of unearned income                                            81,197                         76,695
Loans held for sale                                                       3,062                          1,482
Less:  allowance for loan losses                                         (1,936)                        (1,686)
-------------------------------------------------------------------------------------------------------------------

     Net loans                                                           82,323                         76,491
-------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                               4,447                          2,932
Customers' acceptance liability                                           1,115                          1,907
Other real estate                                                          --                             --
Deferred income tax                                                         702                            205
Other assets                                                              2,116                          5,034
-------------------------------------------------------------------------------------------------------------------

     Total Assets                                                 $     141,216                    $   130,076
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILTIES:
Deposits:
  Noninterest-bearing demand                                      $      25,983                    $    24,080
  Interest Bearing:
     Demand                                                              30,319                         29,193
     Savings                                                              7,066                          7,734
     Time, $100,000 and over                                             23,899                         22,766
     Other time                                                          33,350                         26,043
-------------------------------------------------------------------------------------------------------------------

     Total deposits                                                     120,617                        109,816
-------------------------------------------------------------------------------------------------------------------


Obligation under capital lease                                              127                            152
Other borrowed funds                                                      1,511                           --
Acceptances outstanding                                                   1,115                          1,907
Other liabilities                                                         1,728                          2,788
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                            $     125,098                    $   114,663
-------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY:
  Common stock                                                               14                             14
  Additional paid-in capital                                             12,123                         12,123
  Retained earnings                                                       4,173                          2,939
  Net unrealized holding (losses)/gains on investment securities
     available for sale, net of income taxes                               (192)                           337
-------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                          16,118                         15,413
-------------------------------------------------------------------------------------------------------------------


     Total liabilities and stockholders' equity                   $     141,216                    $   130,076
===================================================================================================================


See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)


                                                                   Three months                Nine months
                                                                ended September 30,         ended September 30,
                                                                -------------------         -------------------
(Dollars in thousands, except share and per share data)           1996        1995           1996          1995
-------------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                   $    2,152   $    1,900    $     6,392  $    5,681
     Interest-bearing deposits in other banks                         1            1              3           3
     Federal funds sold                                              70           74            160         269
     Investment securities-taxable                                  188          309            480         740
     Mortgage-backed securities                                     454          319          1,388          74
-------------------------------------------------------------------------------------------------------------------

       Total interest income                                      2,865        2,603          8,423       7,438
-------------------------------------------------------------------------------------------------------------------


Interest expense
     Time deposits, $100,000 and over                               310          215          1,003         835
     Other deposits                                                 824          861          2,309       2,132
     Short-term borrowings and obligation
       under capital lease                                           22            5             50          14
-------------------------------------------------------------------------------------------------------------------

       Total interest expense                                     1,156        1,081          3,362       2,981
-------------------------------------------------------------------------------------------------------------------


       Net interest income                                        1,709        1,522          5,061       4,457
Provision for loan losses                                            99           55            386         382
-------------------------------------------------------------------------------------------------------------------

       Net interest income after provision
         for loan losses                                          1,610        1,467          4,675       4,075
-------------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                        248          270            806         832
     SBA loan servicing fees                                        122          112            356         325
     Service charge income                                           59           53            154         165
     Overdraft and NSF charges                                       83           98            255         264
     Gains on sales of loans                                         89           71            440         246
     Net gains (losses) on sales of investment securities           (11)          --            105         (21)
     Other                                                          201           91            363         231
-------------------------------------------------------------------------------------------------------------------

       Total non-interest income                                    791          695          2,479       2,042
-------------------------------------------------------------------------------------------------------------------


Non-interest expenses
     Salaries and employee benefits                                 838          736          2,503       2,129
     Equipment                                                      127           99            348         294
     Net occupancy                                                  102          111            301         309
     Other operating expenses                                       546          471          1,501       1,481
-------------------------------------------------------------------------------------------------------------------

       Total non-interest expenses                                1,613        1,417          4,653       4,213
-------------------------------------------------------------------------------------------------------------------

     Income before income taxes                                     788          745          2,501       1,904
-------------------------------------------------------------------------------------------------------------------

Income tax expense                                                  297          275            943         697
-------------------------------------------------------------------------------------------------------------------

     Net income                                              $      491   $      470    $     1,558  $    1,207
-------------------------------------------------------------------------------------------------------------------

Net income per common share and
common share equivalents                                     $      .31   $      .30    $       .97  $      .78
-------------------------------------------------------------------------------------------------------------------

Weighted-average common shares outstanding and
     common share equivalents                                 1,630,160    1,630,610     1,630,610    1,630,610
-------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                          $      .08   $      .07    $      .23   $      .21
===================================================================================================================


See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                            Nine months
                                                                                        ended September 30,
                                                                                        -------------------
(in thousands)                                                                          1996           1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                                                          $   1,558      $   1,207
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of leasehold improvements                               196            158
    Deferred tax benefits                                                                (177)          (299)
    Net amortization of premiums/discounts on investment securities                        42             57
    Amortization of negative goodwill                                                     (82)           (82)
    Provision for loan losses                                                             386            382
    Gains on sales of loans                                                              (440)          (246)
    Proceeds from sales of loans                                                        3,772          4,145
    Net (gains)/losses on sales of investment securities                                 (105)            21
Changes in other assets and liabilities:
    Decrease (increase) in other assets                                                 2,918           (400)
    Decrease (increase)in other liabilities                                              (978)           660
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                             7,090          5,603
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                    1,850          1,259
Principal collections on investment securities available for sale                       3,762           --
Proceeds from sales of investment securities available for sale                         6,745            972
Purchases of investment securities available for sale                                 (17,876)       (11,037)
Purchases of investment securities held to maturity                                      --          (19,401)
Proceeds from maturities and principal collections on investment
  securities held to maturity                                                            --            8,830
Loans made to customers, net of principal collected on loans                           (9,550)        (3,176)
Purchases of premises and equipment                                                    (1,711)          (551)
-------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                               (16,780)       (23,104)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                             2,361         12,404
Net increase in time deposits                                                           8,440          5,649
Principal payments for obligation under capital lease                                     (25)           (22)
Dividends paid                                                                           (324)          (296)
Net increase in borrowed funds                                                          1,511             16
-------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                            11,963         17,751
-------------------------------------------------------------------------------------------------------------------


Net increase in cash and cash equivalents                                               2,273            250
Cash and cash equivalents at beginning of period                                       10,805          9,872
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                          $  13,078      $  10,122
===================================================================================================================

Supplemental disclosures of cash paid during the period:
  Interest                                                                          $   4,214      $   2,745
  Income taxes                                                                      $   1,001      $   1,000
===================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1.   BASIS OF PRESENTATION

          The consolidated financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1995, included in the company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        For the three-month and nine-month periods ended September 30, 1996 and 1995


Performance Overview

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $491,000 for the third quarter of 1996, representing a 4.5% increase over earnings for the same period last year. The earnings improvement is attributed to higher net interest income resulting primarily from a higher volume of earning assets. Net earnings per share for third quarter 1996 were $.31 as compared to $.30 for third quarter 1995. The Company's nine-month earnings for 1996 were $1,558,000 compared to $1,207,000 last year, an increase of 29%. The annualized return on average stockholders' equity for 1996 was 13.2% versus 11.7% for the 1995 nine-month period, while the return on average assets was 1.51% compared to 1.32% in 1995. Book value per share increased to $11.45 at September 30, 1996, from $10.95 at December 31, 1995.

Total assets at September 30, 1996 were $141 million, an increase of 10% during the last twelve months and 9% since year ended 1995. Deposits have grown $12 million during the last twelve months, or 11%, and $10.8 million, or 10%, since December 31, 1995. Net loans increased $5.8 million, or 8%, to $82.3 million at September 30, 1996, since December 31, 1995. During the last twelve months net loans grew 15%, or $10.7 million, from $71.6 million at September 30, 1995.

Investment in premises and equipment increased to $4.4 million at September 30, 1996 as compared to $2.9 million at year end 1995. This increase represents two additional branch sites acquired by the Bank in 1996, as well as, applicable furniture, fixtures and equipment. The second branch was purchased in third quarter, 1996 and is scheduled to open in November in the Gwinnett county market. This will be the Bank's fifth banking office now placing the Company in the North metropolitan Atlanta, Georgia markets of DeKalb, Cobb and Gwinnett counties. Other assets declined to $2.1 million at September 30, 1996, from $5 million at year-end 1995, as a result of the completion of Small Business Administration (SBA) loan sales in early 1996.

Net interest income increased 12% in third quarter 1996 to $1.7 million as compared to the same period last year due, primarily, to a higher level of earning assets. For the nine month comparable periods, 1996 net interest income increased 14% to $5.1 million from $4.5 million. The Company's net interest margin through September 30, 1996 declined to 5.5% from 5.7% for the comparable period in 1995 due to a change in earning assets mix.

Provision for loan losses increased from $55,000 to $99,000 for the respective second quarters of 1995 and 1996. Gross charged off loans for the nine-months ended September 30, 1996 were $271,000 offset by recoveries of $135,000, resulting in an annualized net charge-off rate of .22% of total loans. This compares favorably to net losses of $183,000 for the comparable period last year which resulted in annualized net charge-offs of .34%. Non-interest income increased 14% to $791,000 for third quarter 1996 from $695,000 last year. Net gains from sales of loans, including recognition of excess servicing, increased to $89,000 during the quarter, up slightly from $71,000 for third quarter last year. For the nine-month comparable periods, non-interest income increased 21%, to $2.5 million in 1996 from $2.0 million in 1995. Net gains from loan sales accounted for $194,000 of this increase while net gains from investment securities accounted for an additional $126,000.

Non-interest expenses increased 14% in the third quarter of 1996 as compared to the same period last year. This increase was mostly attributed to higher personnel costs resulting from recent expansion. Total personnel costs increased $102,000 in 1996 for the comparable three month periods and $374,000 for the comparable nine-month periods. Additional staff have been hired primarily for branch expansion since the bank opened its fourth office in May, 1996 and will open a fifth office this year, as well. Equipment expenses increased $28,000, or 28%, to $127,000 in third quarter 1996 as compared to the same period last year. The largest increases in equipment are due to higher software maintenance and depreciation expenses relative to a computer conversion in second quarter of 1995. Occupancy expenses declined slightly from $111,000 to $102,000 for respective third quarters of 1995 and 1996. For the nine-month periods equipment expenses increased $54,000, or 18%, while occupancy costs decreased $8,000. Other operatiing expenses increased 16% to $546,000 for the three-month period ended September 30, 1996 as compared to the same quarter last year. For the nine month periods, other operating expenses increased only $20,000, in 1996 to $1,501,000. Savings resulting from suspension of Federal Deposit Insurance Corporation ("FDIC") insurance premiums accounted for a $96,000 reduction in other operating expenses while data/item processing expenses increased $85,000. Marketing expenses also increased $78,000 as compared to the nine-month period last year. This increase was the result of a heightened advertising campaign and costs associated with branch expansion. The Company's efficiency ratio for the nine-month period of 1996 improved to 62% as compared to 65% for the same period last year.

Asset Quality

Non-performing assets increased to $785,000 at September 30, 1996 compared to $111,000 at year end 1995. Non-performing assets represented .93% of total loans as of September 30, 1996 compared to .14% at December 31, 1995. Although this is a sharp increase in the percentage of non-performing loans, the total represents only one credit. Management believes this credit is adequately secured and does not expect a material loss in excess of the specific reserve of $105,000 established with respect to the credit, although no assurance can be given that the assumptions or circumstances underlying management's assessment will not change. The Company had no loans 90 days or more past due and still accruing at September 30, 1996.


                            NON-PERFORMING ASSETS

                                                                    September 30,                December 31,
(Dollars in thousands)                                                  1996                        1995
-------------------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                                   $    785                    $     111

Other real estate                                                           --                           --

Restructured loans                                                          --                           --
-------------------------------------------------------------------------------------------------------------------


  Total non-performing assets                                         $    785                    $     111
-------------------------------------------------------------------------------------------------------------------


Loans 90 days past due and still accruing interest                    $     --                    $      --

Total non-performing assets as a
  percentage of total loans and ORE                                        .93%                         .14%

Loans ninety days past due and still accruing
  interest as a percentage of total loans                                   --%                          --%

The allowance for loan losses increased to $1,936,000 at September 30, 1996 from $1,686,000 at year end 1995, an increase of 15%. A significant decline in loan losses was realized this year as gross charge-offs of $271,000 offset by recoveries of $135,000, resulted in a net annualized charge-off rate of .22% of average total loans compared to .43% for the entire year of 1995. The allowance for loan losses represented 2.30% of total loans outstanding at September 30, 1996.


           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1996

(In thousands)
--------------------------------------------------------------------------------
Allowance for loan losses at December 31, 1995                          $1,686

--------------------------------------------------------------------------------

Charge-offs:
  Commercial                                                               230
  Real estate                                                               --
  Installment                                                               41
--------------------------------------------------------------------------------

     Total                                                                 271
--------------------------------------------------------------------------------

Recoveries:
  Commercial                                                                81
  Real estate                                                               --
  Installment                                                               54
--------------------------------------------------------------------------------

    Total                                                                  135
--------------------------------------------------------------------------------


    Net charge-offs                                                        136

--------------------------------------------------------------------------------
Provision charged to income                                                386
--------------------------------------------------------------------------------


Allowance for loan losses at September 30, 1996                         $1,936
================================================================================


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis management considers the allowance for loan losses at September 30, 1996 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has continued to improve during 1996 as a result of the growth in deposits. At September 30, 1996, the Company's net loan to deposit ratio was 68.2%, down from 69.7% at year end. The Bank's liquid assets as a percent of total deposits was 39% at September 30, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $15 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $705,000 to $16.1 million at September 30, 1996, an increase of 4.6% from December 31, 1995, and 12.4% from September 30, 1995. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio declined to 9.3% at September 30, 1996 compared to 11.9% at year end 1995 as a result of asset growth. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 1996, the Bank had a risk-weighted total capital ratio of 15.9%, unchanged from year end 1995, and a Tier 1 risk-weighted capital ratio of 14.7% compared to 13.6% at year end 1995.

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

                          a).     Exhibits

                          Exhibit 11.1
                          Statement Regarding Computation of Per Share Earnings

                          Exhibit 27.1
                          Financial Data Schedule (for SEC use only).

                          b)      Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.



                                  SUMMIT BANK CORPORATION



                                  BY:   /s/ David Yu
                                     -----------------------------------------
                                        David Yu
                                        President and Chief Executive Officer



                                  BY:   /s/ Gary K. McClung
                                     -----------------------------------------
                                        Gary K. McClung
                                        Executive Vice President
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

                                  DATE:       November 12,  1996
                                     -----------------------------------------

                                INDEX TO EXHIBITS


Exhibit                                                                              Page
-------                                                                              ----
11.1              Statement Regarding Computation of Per Share Earnings                14

27.1              Financial Data Schedule (for SEC use only).                          15