Form 10-K405
period 1996-12-31
SUMMIT BANK CORP
filed 1997-03-20
CIK 820067

                                          Manually signed, sequentially numbered

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ________ to _________

                         Commission File Number 33-16366

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

Registrant's telephone number, including area code (770) 454-0400
                                                    -------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
                                      ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock par value $.01
                           ---------------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 1997, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $17,501,157 as determined by the most recent trades of registrant's Common Stock known to the registrant.
         The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
         As of March 1, 1997, there were 1,407,688 shares of the Registrant's Common Stock outstanding.

                    Page 1 of 102 sequentially numbered pages

                             SUMMIT BANK CORPORATION
                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                                     PART I.

                                                                                         PAGE
                                                                                         ----
ITEM 1.    Business........................................................................3
           (a) Overview....................................................................3
           (b) Banking Services............................................................3
           (c) Location and Service Area...................................................4
           (d) Asian-American Market.......................................................5
           (e) International Services Market...............................................5
           (f) Vinings Acquisition.........................................................6
           (g) Supervision and Regulation..................................................6
           (h) Competition................................................................14
           (i) Fiscal and Monetary Policy.................................................14
           (j) Employees..................................................................15

ITEM 2.    Properties.....................................................................15

ITEM 3.    Legal Proceedings..............................................................16

ITEM 4.    Submission of Matters to a Vote of Security Holders............................16

                                    PART II.

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........16

ITEM 6.    Selected Financial Data........................................................18

ITEM 7.    Management's Discussion and Analysis of Financial Condition and

           Results of Operations..........................................................19

ITEM 8.    Financial Statements and Supplementary Data....................................34

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and

           Financial Disclosure...........................................................59

                                    PART III.

ITEM 10.   Directors and Executive Officers of the Registrant.............................60

ITEM 11.   Executive Compensation.........................................................68

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................70

ITEM 13.   Certain Relationships and Related Transactions.................................72

                                    PART IV.

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............73

SIGNATURES                                                                                75

                                     PART I.

ITEM 1. BUSINESS

OVERVIEW

Summit Bank Corporation (the "Company" or "Summit") was organized as a Georgia corporation on October 15, 1986, primarily to become a bank holding company by acquiring all the common stock of The Summit National Bank (the "Bank") upon its formation. The Bank commenced business on March 10, 1988, and the primary activity of the Company since then has been the ownership and operation of the Bank. The Company had been conducting certain merchant banking related activities since the early stages of its formation, and on July 1, 1989, established a merchant banking subsidiary. This subsidiary, The Summit Merchant Banking Corporation (the "Merchant Bank"), was deactivated effective January 31, 1991.

The Bank was organized as a banking association under the laws of the United States. The Bank is engaged in the commercial banking business from its main office and four branch offices, which are located in its primary service area in northern metropolitan Atlanta, Georgia. The Bank seeks to serve four principal markets: (i) individuals, professionals, and small to medium-sized businesses in the Bank's primary service area; (ii) ethnic communities, principally Asian-Americans, located in the Atlanta metropolitan area, including businesses operated by members of such communities; (iii) individuals, professionals, and businesses in the Atlanta metropolitan area requiring the international financial transaction services offered by the Bank; and (iv) foreign corporations and individuals requiring specialized banking services (international private banking) in the Atlanta metropolitan area.

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

In addition to deposit and loan services, the Bank's other domestic services include 24-hour telephone banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the HONOR and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout Georgia, the United States, and in various cities worldwide. The Bank also offers VISA and MasterCard credit cards and merchant credit card processing to its customers through third party vendors.

The Bank's international banking services include inbound and outbound international funds transfers, foreign collections, and import and export letters of credit. The Bank is also actively involved in the issuance of bankers acceptances. These drafts or bills of exchange facilitate international trade and are available upon completion of a diligent credit review process. In addition, the Bank offers private banking services to foreign individuals and corporations in the establishment of business operations in Atlanta. Specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and arranging personal lines of credit (including credit card services) for qualified foreign nationals conducting business in the United States.

In addition, the Bank's private banking group assists U.S. domiciled executives with a variety of personal banking services designed to support international business objectives. These services include introductions to correspondent financial services, as well as to general business contacts maintained by the Company in international trade markets.

The Bank does not presently offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

LOCATION AND SERVICE AREA

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341, which is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in Dekalb County. The Bank has a 6,000 square foot branch facility situated within an 18,000 square foot office building owned by the Company which was completed in August 1994 and is located at 3490 Shallowford Road in Chamblee, Dekalb County, Georgia. The Bank has also leased a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings which it acquired in December 1993 through the purchase of Vinings. In January 1996, the Bank purchased a 4,500 square foot building situated on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia to serve as its fourth office. This branch opened in May, 1996. In August, 1996 the Bank purchased a 7,700 square foot building situated on approximately 1.3 acres located at 3280 Holcomb Bridge Road, Norcross, Georgia to serve as its fifth office. This branch opened in November 1996.

The Bank's primary service area ("PSA") is comprised of a section of North Atlanta, Georgia located in portions of Dekalb, Fulton, Cobb, and Gwinnett Counties. The PSA includes the city of Chamblee, portions of the city of Doraville and Norcross, the Dekalb-Peachtree Airport, the Northlake and Perimeter Malls in Dekalb County; Cumberland and Town Center Malls in Cobb County; Northpoint Mall in North Fulton County; Gwinnett Place Mall in Gwinnett County; the Perimeter Business Park and the Peachtree Corners area including Technology Park. The PSA is traversed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads in the East, and Interstate 75 in the West.

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

Management believes the Bank's main and branch offices are convenient to a large number of Atlanta's Asian-Americans. At year-end 1996, approximately 50% of the Bank's customers were Asian-American. The oldest and largest church serving the Korean community is also located within the Bank's PSA.

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

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management is of the opinion that the commercial and political risks are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 1996, total outstanding under such facilities was $879,000.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. In the case of the Company, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities since the Company has registered the Common Stock under the Securities Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

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

Branching and Geographic Expansion. Georgia law presently permits the establishment of branches by a state or national bank located in Georgia with certain limitations. In 1996 the State Legislature passed a bill allowing banks in the State of Georgia to establish branches in any three additional counties after July 1, 1996. Additionally, the bill allows banks to establish branches in any county after July 1, 1998.

The BHCA, as amended by the Interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

Enforcement Policies and Actions

FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF, the Bank Insurance Fund, and SAIF, the Savings Association Insurance Fund) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.

In 1995, the FDIC declared the BIF fully funded, and assessments were suspended on certain financial institutions until further notice. The assessment for the Bank was suspended through December 1996 under this ruling, however, in 1996 the Bank was notified that assessments will be reinstated in 1997. Because the Bank's risk classification is the lowest allowable, the Bank will not be required to pay an assessment for deposit insurance in 1997. The Bank will be required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and gen eral reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well-capitalized." See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

The following table shows the leverage and risk-based regulatory capital ratios at December 31, 1996, and December 31, 1995 for the Bank.

                                                 ANALYSIS OF CAPITAL

                                   REQUIRED              ACTUAL                EXCESS
                                   --------              ------                ------

                               AMOUNT      %        AMOUNT       %       AMOUNT       %
                              -----------------------------------------------------------

(Amounts in thousands, except percentages)
December 31, 1996:
 Risk-based capital:
  Total capital               $ 7,838     8.0%     $15,146     15.6%    $ 7,308      7.6%
  Tier 1 capital                3,919     4.0      $13,913     14.2       9,994     10.2
Tier 1 leverage ratio           5,467     4.0      $13,913     10.2       8,446      6.2
December 31, 1995:
Risk-based capital:
  Total capital               $ 7,103     8.0%     $13,678     15.4%    $ 6,576      7.4%
  Tier 1 capital                3,551     4.0       12,568     14.2       9,017     10.2
Tier 1 leverage ratio           4,753     4.0       12,568     10.6       7,815      6.6


Recent Legislative Developments

Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer recording keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies, that also owned savings associations and were, therefore, subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies, were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well-capitalized and well managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas.

The Federal Reserve also recently adopted regulations providing for a streamlined application process in connection with acquisitions of banks and bank holding companies by well-capitalized, well-managed bank holding companies. During 1996, changes were also made to the current system used to rate banks.

Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHCA to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

COMPETITION

The banking business is highly competitive, particularly in the metropolitan Atlanta area. In one or more aspects of their businesses, the Company and the Bank compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking companies operating in the metropolitan Atlanta area and elsewhere. Recent changes in interstate banking laws also now permit financial institutions outside the Atlanta market to establish branches nationwide, including the Company's local market. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, the Company and the Bank do not provide. The Bank has several employees who are fluent in foreign languages including Mandarin, Cantonese, Korean, German, French, Spanish and others which further enhances the Bank's ability to compete in target markets. A competing new bank was opened in August 1995 which targets the same Asian-American customer base as the Bank. The competition from this new bank has not materially adversely impacted the Bank's performance or profitability to date. Management believes that the Company and the Bank will be able to continue to compete effectively with these financial institutions, but no assurances can be given in this regard.

FISCAL AND MONETARY POLICY

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on the Company and the Bank, cannot be predicted.

EMPLOYEES

As of March 1, 1997, the Bank had 86.5 full-time equivalent employees. Except to support normal growth of business, additional hiring is not anticipated in 1997. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

ITEM 2. PROPERTIES

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, Dekalb County, Georgia 30341, on the ground floor of a five-story 100,000 square foot office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has signed a lease for 19,141 square feet on the main and third floors of the building, which lease provides base rental at $14.25 per square foot per annum during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per annum. The initial term of the lease expires in December 1998. The main office on the first floor contains 8,897 square feet of space which includes six teller stations, two customer services stations, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor of the main office houses the international department, personnel department, the operations department, and the executive offices.

The Company owns an office building containing 16,338 square feet of leasable space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Company leases 6,000 square feet of space to the Bank at a cost of $12.00 per square foot for a branch office. The Bank also leases 760 square feet on the third floor which is provided for Independent Mortgage Associates. The Company currently has leased 9,578 square feet to seven other tenants which leases provide base rental rates from $12.50 to $17.88 per square foot per annum. The Company incurred a total cost of $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office provides six teller stations, five customer service stations, and five offices for lending officers and management. The Bank also has a drive-thru ATM and drive-thru teller window at this office.

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

In January 1996, the Bank acquired a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This office contains six teller stations, one drive-up window, three drive-in lanes, three offices for lending officers and management, and a walk-up ATM. The branch opened in May 1996.

In August 1996, the Bank acquired a two-story 7,700 square foot building situated on 1.3 acres located at 3280 Holcomb Bridge Road, Norcross, Georgia. This office contains eight teller stations, one drive-up window, three drive-in lanes, six offices for lending officers and management on the ground floor and a drive-thru ATM. The second floor contains additional office space which will be used at a later date. This branch opened in November 1996.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to their business, pending against or involving assets of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has three market makers in the common stock of the Company, two of which were added in 1996. The additions are J.C. Bradford and Company and Stearne, Agee and Leach. On October 18, 1996, the Company's shares became listed on the NASDAQ National Market under the symbol "SBGA". All transactions involving the sale and purchase of shares of the Common Stock known to the Company were facilitated through the three market makers. As of March 1, 1997 the quoted purchase price for the Company's shares was $19.25 per share. There were approximately 378 holders of record of the Company's Common Stock at March 1, 1997.

The Company began paying cash dividends at the beginning of 1995. The Company paid a total of $.28 per share in cash dividends during 1995. In second quarter 1996, the quarterly cash dividend was increased from $.07 per share to $.08 per share. The Company paid a total of $.31 per share in cash dividends in 1996. Although the Company currently anticipates continuing the payment of cash dividends on a quarterly basis, there can be no assurance that Summit's dividend policy will remain unchanged in the future. The declaration and payment of dividends, thereafter, will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, the ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company, as to which there can be no assurance.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $675,000 to the Company in 1996. As of December 31, 1996, the Bank had cumulative profits for 1995 and 1996 of $3,526,000, which is entirely available for dividends to the Company in 1997 plus 1997 net earnings, if any, of the Bank, provided that the necessary transfers of net profits to surplus were made. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.

(Dollars in thousands, except per share data)                          As of December 31,
--------------------------------------------------------------------------------------------------------------------

Balance Sheet Data                              1996           1995           1994           1993            1992
------------------                           ----------     ----------     ----------     ----------      ----------
Total assets                                 $  154,248     $  130,076     $  108,146     $  104,526      $   78,119
Investment securities                            38,584         32,702         19,274         19,970           9,575
Loans                                            85,808         78,177         73,801         73,190          57,661
Allowance for loan losses                         1,931          1,686          1,603          1,774             858
Deposits                                        132,899        109,816         90,639         88,376          65,275
Other borrowed funds                              1,657           --             --              750             715
Obligations under capital lease                     118            152            166           --                24
Stockholders' equity                             16,936         15,413         13,273         11,441           9,783

                                                                    Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------

Statement of Income Data                        1996           1995           1994           1993            1992
------------------------                     ----------     ----------     ----------     ----------      ----------
Interest income                              $   11,356     $   10,101     $    8,155     $    6,117      $    5,957
Interest expense                                  4,520          4,070          2,800          2,354           2,610
Net interest income                               6,836          6,031          5,355          3,763           3,347
Provision for loan losses                           404            397            430            611             711
Net interest income after
  provision for loan losses                       6,432          5,634          4,925          3,152           2,636
Non-interest income                               3,361          3,311          3,050          2,635           2,935
Non-interest expenses                             6,411          5,802          5,209          4,211           4,525
Income tax expense (benefit)                      1,174          1,042            838            (82)             25
Net income                                   $    2,208     $    2,101     $    1,928     $    1,658      $    1,021

Per Share Data
Book value per share at year end             $    12.03     $    10.95     $     9.43     $     8.13      $     6.95
Net income per share                               1.38           1.33           1.37           1.18             .73
Weighted-average shares and common
  equivalent shares outstanding               1,630,610      1,630,610      1,407,688      1,407,688       1,407,688
Dividends declared                           $      .31     $      .28           --             --              --
Dividend payout ratio                             22.46%         21.05%          --             --              --

Ratios
Return on average assets                           1.59%          1.74%          1.78%          1.95%           1.38%
Return on average equity                          13.80%         15.09%         15.65%         16.02%          11.16%
Average equity/average assets                     11.53%         11.51%         11.37%         12.21%          12.37%
Net interest margin                                5.44%          5.50%          5.39%          4.82%           4.94%
Non-performing assets/total loans
  and other real estate                            1.07%           .14%           .37%          2.67%           3.70%
Allowance for loan losses/total loans              2.25%          2.16%          2.17%          2.42%           1.49%
Non-interest expense/net
  interest income and non-interest income         62.87%         62.11%         61.98%         65.82%          72.03%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview for 1996

Summit Bank Corporation (the "Company" or "Summit") reported record net income of $2,208,000 in 1996 representing an increase of 5% over the prior year. Management attributes the improvement to stronger net interest income resulting from an increase in average earning assets. The Company's average earning assets grew 15% in 1996 and over the last four years have grown at a compound rate of nearly 17% per year. During 1996, Summit's average total assets increased $18 million to $139 million compared to $121 million in 1995.

Net income per share for 1996 increased to $1.38 from $1.33 in 1995, an improvement of 4%. Net income per share in 1994 was $1.37. The decline in earnings per share from 1994 to 1995 was the effect of the Company's outstanding stock warrants and options which were antidulitive prior to 1995. The Company has 504,460 warrants and options outstanding for common stock that were primarily issued to the organizers of the Company. Since 1995 the Company's common stock has traded at a market price in excess of the $10 exercise price for these warrants and options. The dilutive effect resulted in weighted-average shares and common equivalent shares outstanding in 1996 and 1995 of 1,630,610 compared to 1,407,688 in 1994.

The Company's strong profitability continues to place Summit in a group of the nation's higher-performing community based financial institutions. The return on average assets was 1.59% in 1996 as compared to 1.74% in the previous year. The decline was attributed to the high growth rate in total assets which outpaced the modest improvement in 1996 earnings. By comparison, according to the Uniform Bank Performance Report as of September 30, 1996, the Bank's peer group - commercial banks with assets between $100 million and $300 million and 3 or more branches in a metropolitan area, posted an average return of 1.22% of average assets. Despite higher net earnings, Summit's return on average equity was 13.8% in 1996 compared to 15.1% in 1995. Stockholders' equity rose to $16.9 million at year end 1996, an increase of 10% as compared to year end 1995.

The Company increased cash dividends in 1996 to $.31 per share, an increase of 11% over 1995 dividends of $.28 per share. Management engaged the services of two additional investment brokerage firms in 1996 to help improve liquidity in the Company's stock. Three brokerage firms now make a primary market in the stock. On October 18, 1996, the Company became listed on the Nasdaq National Stock Market under the trading symbol of "SBGA." Liquidity in the Company's stock has improved as evidenced by the trading volume and market appreciation of the stock during 1996. At December 31, 1996 the most recent trade of the Company's stock was $17.25 per share, an increase of 68% compared to $10.25 per share at year-end 1995.

Total assets reported by the Company at December 31, 1996 were $154 million compared to $130 million at the prior year end, reflecting an increase of 19%. Asset growth was primarily fueled by deposits which increased 21%, or $23 million, in 1996. A new source of deposits this year was Summit's fourth branch which opened in May and posted $7 million in new deposits by year end. The Bank also introduced a new investment vehicle in 1996, Corporate Overnight Sweep Accounts, resulting in balances of $657,000 at year end. Much of this new deposit growth was absorbed by expansion of the loan portfolio. Summit's net loan volume increased 10%, or $7 million, to $84 million at year end 1996 compared to $76 million at December 31, 1995. The majority of this loan growth was centered in commercial and SBA loans. During the last four years the Company's average loans outstanding have grown at a rate of more than 9% compounded annually. Additional deposit funds generated during 1996 were invested in adjustable-rate investment securities for improved short-term yield and liquidity purposes.

Net interest income increased $800,000 to $6.8 million in 1996, a growth of 13%. The Company continues to experience a strong net interest margin. The net interest margin for 1996 was 5.44%, which is higher than the peer group average of 4.91%. Improved loan quality resulted in a second consecutive year of significantly reduced net loan charge-offs. As a result, the provision for loan losses was unchanged at $400,000 from 1995 to 1996, despite the loan growth. Non-interest income improved 2% in 1996 despite a decline in gains from the sale of SBA loans and international service fees. The Company posted a 9% increase in non-interest income, or $261,000, in 1995 to $3.3 million compared to $3.1 million in 1994.

The Company's business plan to increase branch banking locations resulted in the addition of two new offices during 1996 thus creating higher non-interest expenses during 1996. Most of this increase was related to additional personnel, occupancy and equipment costs for these new offices. Total non-interest expenses were $6.4 million in 1996 and $5.8 million in 1995, an increase of $600,000. Personnel expenses accounted for over half of this increase, $310,000, while equipment and occupancy costs represented $74,000 and $24,000 of the increase, respectively. The Company has also heightened its marketing efforts to increase the visibility of the Company and the Bank. As a result, expenses for marketing and advertising increased $114,000 in 1996 to $271,000. An additional $78,000 of the non-interest expense increase was attributed to other general operating expenses. Despite a slight increase of the operating efficiency ratio (operating expenses as a percentage of net interest income and non-interest income) in 1996 of 62.8% from 62.1%, management feels that non-interest expenses are under control and are monitored constantly. Non-interest expenses increased in 1995 by 11.4%, or $593,000, as compared to 1994 due primarily to additional staff expenses and a new data processing system.

Fourth Quarter 1996 Results

Net income for the fourth quarter of 1996 was $650,000, a 27% decrease from $894,000 for the same period in 1995. The decline was due to lower gains from sales of SBA loans which were $141,000 in the fourth quarter of 1996 compared to $467,000 in the same period of 1995. Fluctuations are common in quarterly SBA loan volumes because of construction lending cycles and year-end business sales by customers. Net earnings per share for the fourth quarter were $.41 and $.55 per share for 1996 and 1995, respectively.

Net Interest Income

Net interest income, the primary source of revenue for the Company, is a function of the yield earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Changes in net interest income from period to period reflect the increases or decreases in average interest-earning assets, average interest-bearing liabilities and the interest rate spread which is affected by the degree of mismatch in maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities.

Net interest income increased $800,000, or 13%, to $6.8 million in 1996 compared to 1995. The Company's interest margin for 1996 declined slightly to 5.44% as compared to 5.50% in 1995. Average interest-earning assets increased 15%, or $16 million, which helped offset the decline in the yield due to a falling rate environment, during 1996. Loan volumes represented the majority of the increase in average interest-earning assets, increasing $10 million in 1996, while average investment securities also grew $6 million. Average interest-bearing liabilities increased 16%, or $13 million, in 1996, with other time deposits and money market accounts increasing $9.4 million and $2.7 million, respectively.

Net interest income for 1995 increased 13% to $6 million from $5.4 million in 1994. The increase was due to larger volumes of average interest earning assets, which grew 11%, or $10.4 million in 1995. The average interest bearing liabilities also increased 8%, or $6.3 million. The increase in the net interest margin from 5.39% in 1994 to 5.50% in 1995 was due to higher volumes of average interest earning assets.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 1996 and 1995.

AVERAGE BALANCE SHEETS                                            1996                                        1995
                                                 ------------------------------------           --------------------------------
                                                 AVERAGE        INCOME/       YIELDS/           Average      Income/     Yields/
(Dollars in thousands)                           BALANCES       EXPENSE        RATES            Balances     Expense      Rates
-------------------------------------------------------------------------------------------------------------------------------
Assets
 Interest-earning assets:
   Loans (1)                                     $ 84,071       $ 8,615        10.25%           $ 73,647     $ 7,704      10.46%
   Investment securities - taxable                 37,252         2,509         6.74%             30,970       2,100       6.78%
   Federal funds sold                               4,331           228         5.26%              4,998         294       5.88%
   Interest-bearing deposits in other banks            67             4         5.97%                 81           3       3.70%
-------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                     125,721        11,356         9.03%            109,696      10,101       9.21%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
   Cash and due from banks                          6,374                                          5,736
   Premises and equipment, net                      3,903                                          2,809
   Allowance for loan losses                       (1,905)                                        (1,777)
   Other assets                                     4,699                                          4,446
-------------------------------------------------------------------------------------------------------------------------------

 Total noninterest-earning assets                  13,071                                         11,214
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                     $138,792                                       $120,910
===============================================================================================================================

Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
   NOW accounts                                  $  8,301           169         2.04%           $  7,595         171       2.25%
   Money market                                    23,466           924         3.94%             20,806         890       4.28%
   Savings deposits                                 7,673           288         3.75%              8,459         278       3.29%
   Other time deposits                             54,408         3,067         5.64%             45,002       2,711       6.02%
-------------------------------------------------------------------------------------------------------------------------------

 Total interest-bearing deposits                   93,848         4,448         4.74%             81,862       4,050       4.95%
-------------------------------------------------------------------------------------------------------------------------------
   Other interest-bearing liabilities:
   Federal funds purchased                             86             5         5.81%                 19           1       5.26%
   Short-term borrowings and obligations
        under capital lease                         1,189            67         5.63%                167          19      11.38%
-------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                 95,123         4,520         4.75%             82,048       4,070       4.96%
-------------------------------------------------------------------------------------------------------------------------------
  Noninterest-bearing liabilities
   and stockholders' equity:
   Demand deposits                                 23,628                                         20,109
   Other liabilities                                4,042                                          4,831
   Stockholders' equity                            15,999                                         13,922
-------------------------------------------------------------------------------------------------------------------------------

 Total noninterest-bearing
    liabilities and stockholders' equity           43,669                                         38,862
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $138,792                                       $120,910
===============================================================================================================================
Interest rate spread                                                            4.28%                                      4.25%
Net interest income                                             $ 6,836                                      $ 6,031
Net interest margin (2)                                         =======         5.44%                        =======       5.50%

   (1) Average loans include non-performing loans. Interest on loans includes loan fees of $495,000 in 1996 and $258,000 in 1995.

   (2) Net interest margin is net interest income divided by average total interest-earning assets.

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

                                             1996 COMPARED WITH 1995(1)       1995 Compared with 1994(1)
                                                  DUE TO CHANGES IN               Dues to changes in
                                           -------------------------------  ------------------------------

(In thousands)                                                     NET                              Net
                                           AVERAGE    AVERAGE    INCREASE    Average   Average   Increase
Interest Income                             VOLUME      RATE    (DECREASE)   Volume      Rate   (Decrease)
-------------------------------------------------------------------------------------------------------------------
Loans                                      $ 1,064    $  (153)   $   911    $  (194)   $   951   $   757

Investment securities                          423        (14)       409        683        405     1,088

Federal funds sold                             (37)       (29)       (66)        60         82       142

Interest-bearing deposits in other banks      --            1          1          1       --           1
--------------------------------------------------------------------------------------------------------

  Total interest income                      1,450       (195)     1,255        550      1,438     1,988

Interest expense
--------------------------------------------------------------------------------------------------------

NOW accounts                                    67        (69)        (2)       (39)         4       (35)

Money market                                    90        (56)        34        107        205       312

Savings deposits                               (19)        29         10        (40)        70        30

Other time deposits                            514       (158)       356        338        629       967

Federal funds purchased                          4       --            4       --            1         1

Short-term borrowings and
  obligations under capital lease               52         (4)        48        (25)        20        (5)
--------------------------------------------------------------------------------------------------------

  Total interest expense                       708       (258)       450        341        929     1,270
--------------------------------------------------------------------------------------------------------

Change in net
  interest income                          $   742    $    63    $   805    $   209    $   509   $   718
========================================================================================================

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Non-interest Income

The following table presents the principal components of non-interest income for the years ended December 31, 1996, 1995, and 1994.

(In thousands)                                                1996           1995            1994
--------------------------------------------------------------------------------------------------
Fees for international banking services                      $1,057         $1,145          $  932
Gains on sales of loans                                         581            713           1,024
Other                                                           557            439             299
SBA servicing fees                                              462            438             390
Overdraft and NSF charges                                       369            362             222
Service charge income                                           209            216             227
Net gains/losses on sales of investment securities              126             (2)           (121)
Gains on sales of other real estate                            --             --                77
--------------------------------------------------------------------------------------------------

Total non-interest income                                    $3,361         $3,311          $3,050
==================================================================================================


Non-interest income, at $3.4 million, was up $50,000 from 1995, due primarily to additional other income and miscellaneous fees. Other non-interest income increased $118,000 in 1996. This increase mainly consisted of improvements in Automatic Teller Machine (ATM) fees, private banking fees and other income. The Bank began charging a $1.00 access fee in 1996 to all non-Summit customers utilizing the Bank's ATM's for cash withdrawals. In 1996 this resulted in an increase in ATM fees of $30,000 from 1995 to 1996. There were no other individually significant items affecting other income in 1996. Additionally, the Bank realized $126,000 of gains on sales of investment securities in 1996 compared to a loss of $2,000 in 1995.

These improvements were offset primarily by decreases in gains on sales of SBA loans and international fee income. During 1996, the Bank originated $10.4 million of new SBA loans as compared to $9.8 million in 1995. Although the amount of originated loans increased, the volume of originated loans decreased from 52 to 42. Total guaranteed amounts sold for the comparable years were $5.2 million and $7.6 million in 1996 and 1995, respectively. Management also attributes the decrease in gains to a decrease in the average premium received for sold loans in 1996 compared to 1995. Gains on sales of loans decreased $132,000 to a 1996 total of $581,000. Despite the decline in the number of SBA loans originated, the Company was again recognized by SBA as the most active lending institution in the state of Georgia, a distinction held by Summit for the last five consecutive years. The Bank's loan servicing portfolio for third parties increased from $49 million at year end 1995 to $62 million at year end 1996. International fee income also decreased $88,000 in 1996 due to a reduction in the volume of transactions processed. The decline was attributed partly to a slowing of customers' import and export activities during the 1996 Summer Olympic Games.

Non-interest income increased $261,000 to $3.3 million during 1995 as compared to 1994. The main contributing factors to the increase were improvements in international fee income of $213,000 and insufficient funds and overdraft fees of $140,000 both due to increased volumes. Other income also increased $140,000, and there were lower net losses from sales of investment securities that benefited income $119,000. These improvements were somewhat offset by declines in gains from SBA loan sales of $311,000 due to a significant decrease in SBA loan originations in 1995 compared to 1994.

Non-interest Expenses

The following table presents the principal components of non-interest expenses for the years ended December 31, 1996, 1995, and 1994.

(In thousands)                                                1996          1995         1994
----------------------------------------------------------------------------------------------
Salaries and employee benefits                               $3,356        $3,046       $2,672
Equipment                                                       482           408          380
Net occupancy                                                   476           452          403
Data/item processing                                            332           218          110
Accounting, legal, and other professional                       315           286          318
Marketing and community relations                               271           157          137
Other losses                                                    167           137          111
Postage and courier                                             163           168          133
Office supplies                                                 157           130          136
Telephone                                                       136           132          103
Property Taxes                                                   86            86           53
Insurance                                                        78           181          277
Directors fees                                                   53            64           25
Dues and memberships                                             51            58           53
Provision for losses on sales of other real estate               --            --           62
Other operating expenses                                        288           279          236
----------------------------------------------------------------------------------------------

Total non-interest expenses                                  $6,411        $5,802       $5,209
==============================================================================================


While the Bank has continued a strong earnings growth trend, the non-interest expenses have increased a consistent 10% in each of the past two years. In 1996, non-interest expenses were $6.4 million, up from $5.8 million in 1995. This increase was primarily attributed to increased staffing, data and item processing expenses and marketing costs. During 1996, fifteen new positions were created and filled, thirteen of which were related to branch functions since two new branches were opened in this year. Salaries increased $400,000 in 1996. Offsetting a portion of this increase were reductions in overtime expenses of $30,000, temporary expenses of $26,000, and commission of $33,000. As of December 31, 1996, the Bank had 86.5 full-time equivalent employees compared to
71.5 at the end of 1995.

The Company completed implementation of a new bank-wide network computer system in 1995, as well as contracting with a new third party data processing service provider and outsourcing the check processing functions. These steps taken in 1995 established the infrastructure allowing the Company to effectively offer technologically advanced products, some of which were introduced in 1995 and 1996. These new products include multi-lingual ATMs, 24 hour telephone banking (also multi-lingual) and corporate cash management systems. As a result of these enhancements, equipment costs increased $74,000 in 1996.

Implementation of new data processing systems in mid-year 1995 contributed to higher data processing costs in 1996. The data processing service contract also included a six-month concession equal to approximately $21,000 which benefited 1995. The item processing expenses also increased because the outsourcing did not begin until April of 1995, in addition to processing for two more branches this year.

In 1996, the Bank enhanced its marketing efforts to improve Summit's visibility in the markets served. This also included the introduction of several new products and services and marketing campaigns for branch expansion. Marketing expenses increased to $271,000 in 1996 as compared to $157,000 in 1995.

In mid-1995, the Federal Deposit Insurance Corporation ("FDIC") suspended the Bank's requirement to pay deposit insurance premiums, with the exception of a minimum $2,000 annual premium, since the Bank has a "well-capitalized" position. Therefore, FDIC insurance premiums were $106,000 less than the premiums paid in 1995. The FDIC reinstated the assessment of insurance premiums in January 1997. Because the Bank's risk classification is the lowest allowable, the Bank will not be required to pay an assessment for deposit insurance in 1997. The Bank will be required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. This payment will result in approximately $16,000 of FDIC expense in 1997. However, there can be no assurance that the rate assessed will not change at some future date.

Non-interest expenses increased $593,000 in 1995 compared to 1994 due primarily to expansion of personnel expenses and equipment and data/item processing costs associated with the implementation of a new data processing system. Net occupancy increased as a result of the completed construction of the office building on Shallowford Road in Chamblee, Georgia at the end of 1994. The first floor of the building is leased by the Bank with the additional two floors almost completely leased as of December 31, 1996. Postage and courier expenses increased $35,000 due to increased overnight mail volume in the international department and additional courier costs associated with extended processing times. The suspension of the FDIC insurance assessment in 1995 resulted in a decrease of $87,000 from 1994.

Loan Portfolio

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. The Company experienced a strong increase in average loan volumes in 1996 of $10.4 million. Net loans outstanding increased to $84 million as compared to $76 million at year end 1995, an increase of 10%. Commercial loans secured by real estate accounted for most of this increase, growing from $50 million to $56 million at the comparable year ends. Consumer loans increased $309,000 to $5.1 million at December 31, 1996. This loan growth is consistent with growth in the prior year as net loans outstandings increased 6% from $72 million at year end 1994 to $76 million at year end 1995. Commercial loans secured by real estate accounted for $3 million of this increase. Consumer loans increased $437,000 to $4.8 million during 1995.

At year end 1996 and 1995, the Company had loans held for sale of $3 million and $1.5 million, respectively. The Company maintains a posture of originating loans with rates that fluctuate with the prime lending rate. At December 31, 1996, 62% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition of the Company's loan portfolio at December 31, 1996 and 1995.

                                                              1996                               1995
                                                   -------------------------           -------------------------
(Dollars in thousands)                              AMOUNT       % OF LOANS             Amount      % of  Loans
----------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural            $22,769            28%              $22,615           30%
Real estate - construction                           1,704             2                   269           --
Real estate mortgage-primarily commercial           54,538            66                50,174           65
Installment loans to individuals                     5,125             6                 4,816            6
Less: unearned income                               (1,358)           (2)               (1,179)          (1)
----------------------------------------------------------------------------------------------------------------

Loans, net of unearned income                       82,778           100%               76,695          100%
Loans held for sale - SBA                            3,030                               1,482
Less: allowance for loan losses                     (1,931)                             (1,686)
----------------------------------------------------------------------------------------------------------------

Net loans                                          $83,877                             $76,491
================================================================================================================


The following table presents a maturity analysis of the Company's loan portfolio segregated between loans with predetermined interest rates and loans with floating or adjustable rates at December 31, 1996.

                                                      Loan Maturing
                                       -----------------------------------------------
                                        Within          1-5       After 5
(In thousands)                          1 Year         Years       Years        Total
--------------------------------------------------------------------------------------
Loans with:
  Predetermined interest rates         $  9,233       $21,587     $ 2,070      $32,890
  Floating or adjustable rates           17,024        12,788      23,106       52,918
--------------------------------------------------------------------------------------

Total loans                            $ 26,257       $34,375     $25,176      $85,808
======================================================================================


Allowance and Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The ade quacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. General unallocated reserves against the remaining loan portfolio are based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The Company also utilizes an independent loan review process in assessing the overall adequacy of the allowance for loan losses.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate. The Company's provision for loan losses for 1996 was $404,000 as compared to $397,000 in 1995, despite loan growth, reflecting the Company's continued reduction in net charge-off experience and the maintaining of strong asset quality during the year. While non performing assets increased from $111,000 at year end 1995 to $922,000, at year end 1996, the December 31, 1996 balance reflects one credit for $773,000 fully secured by real estate and two fully guaranteed SBA loans totaling $149,000.

Net loan charge-offs in 1996 dropped significantly for a third year of improvement to .19% of average net loans outstanding from .43% in 1995. Most of this improvement was a reduction in gross charge-offs of $584,000 from the previous year, a decline of 65%, although recoveries also decreased $429,000 over 1995.

Net loan charge-offs for 1995 represented .43% of average loans outstanding, or $314,000, compared to .80% of average loans, or $601,000, for 1994. Gross charge-offs for 1995 declined $235,000 in 1995 while recoveries improved $52,000.

The allowance for loan losses represented 2.25% of total loans at December 31, 1996 compared to 2.16% at year end 1995. The determination of the allowance for loan losses rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and other factors. Management considers the year end allowance adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the years ended December 31, 1996 and 1995.

                                                                 Years Ended December 31,
                                                                 ------------------------

(Dollars in thousands)                                            1996            1995
-----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                   $1,686          $1,603
-----------------------------------------------------------------------------------------
Charge-offs:
  Commercial, financial, and agricultural                           271             364
  Real estate                                                         0             453
  Installment loans to individuals                                   41              79
-----------------------------------------------------------------------------------------

Total                                                               312             896
-----------------------------------------------------------------------------------------

Recoveries:
  Commercial, financial, and agricultural                            99             500
  Real estate                                                        16               6
  Installment loans to individuals                                   38              76
-----------------------------------------------------------------------------------------

Total                                                               153             582
-----------------------------------------------------------------------------------------

  Net charge-offs                                                   159             314

Provision for loan losses                                           404             397
-----------------------------------------------------------------------------------------

Allowance for loan losses at end of year                         $1,931          $1,686
========================================================================================
Allowance for loan losses to average loans outstanding             2.30%           2.29%
Allowance for loan losses to net charge offs                         12x              5x

The amounts and percentages of such components of the allowance for loan losses at December 31, 1996 and 1995, and the percentage of loans in each category to total loans are presented in the table below.

                                                                 1996                               1995
                                                    -----------------------------------------------------------
                                                    ALLOWANCE            % OF           Allowance         % of
(Dollars in thousands)                                  $         (%)    LOANS              $        (%)  Loans
---------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural              $1,382       71%     27%            $1,051      62%    29%
Real estate                                             422       22%     67%               525      31%    65%
Installment loans to individuals                        127        7%      6%               110       7%     6%
---------------------------------------------------------------------------------------------------------------

Total                                                $1,931      100%    100%            $1,686     100%   100%
===============================================================================================================

Non-Performing Assets

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. These loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Where appropriate, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest on non-accrual loans is recognized only when received. The amount of interest that would have been recorded during 1996 and 1995, had such loans classified as non-accrual been current in accordance with their original terms, amounted to $29,900 and $8,200, respectively. During 1996 and 1995, no interest was recognized on non-accrual loans outstanding at the end of each year.

Non-performing assets are defined as non-accrual and renegotiated loans and other real estate acquired by foreclosure. The Company's non-performing assets as a percentage of total loans and other real estate was 1.07% at December 31, 1996 as compared to .14% in the prior year. The Bank had non-accrual loans representing one fully secured real estate loan totaling $773,000 and two fully guaranteed SBA loans totaling $149,000 at December 31, 1996 compared to only one loan totaling $111,000 at December 31, 1995. Additionally, the Company had no restructured loans at year-end 1996 or 1995. There were no loans past due 90 days or more as to principal or interest payments at either December 31, 1996 or 1995.

The following table presents an analysis of the Company's non-performing assets as of December 31, 1996 and 1995.

                                                                              December 31,

(Dollars in thousands)                                                     1996          1995
----------------------------------------------------------------------------------------------
Loans on non-accrual                                                       $922           $111

Restructured loans                                                           --
----------------------------------------------------------------------------------------------

  Total non-performing assets                                              $922           $111
==============================================================================================

Loans 90 days past due and still accruing interest                         $ --           $ --

Total non-performing assets
  as a percentage of total loans and other real estate                     1.07%           .14%

Loans 90 days past due and still accruing interest
  as a percentage of total loans                                             --%            --%

Impaired loans are defined as those loans which management believes it is probable that the Company will be unable to collect all principal or interest according to the contractual terms of the note agreement. At year-end 1996 and 1995, respectively, the Company had loans totaling $1,534,000 and $1,344,000 which were considered impaired. Included in the allowance for loan losses at the end of 1996 and 1995, respectively, the Bank specifically allocated $398,000 and $363,000 for these loans. Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which 1) represent or result from trends or uncertainties, which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 1996, the Bank's net loans to deposit ratio was 63% compared to a ratio of 70% at December 31, 1995. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available. This decrease is primarily the result of temporary deposits made on December 31, 1996. Subsequently, the net loan to deposit ratio has increased to 65% as of February 28, 1997.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management and the Asset/Liability Committee generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The Company's interest rate sensitivity position at December 31, 1996 is presented in the table below.

(Dollars in thousands)                                    Assets and liabilities repricing within
-----------------------------------------------------------------------------------------------------------------
                                             3 Months    4 to 6      7 to 12        1-5       Over 5
                                             or less     Months      Months         Years      Years       Total
                                             --------   -------     --------       -------    -------    --------
Interest-earning assets:
Loans                                        $60,882    $ 3,221     $ 4,971       $15,272     $ 1,462    $ 85,808
Investment securities                          3,342      3,850       7,005        14,955       9,432      38,584
Interest-bearing deposits
  in other banks                                  74       --          --            --          --            74
Federal funds sold                            15,900       --          --            --          --        15,900
-----------------------------------------------------------------------------------------------------------------

Total interest-earning assets                 80,198      7,071      11,976        30,227      10,894     140,366
-----------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
Deposits                                      65,104     16,284      12,516        11,533          81     105,518
Other borrowed funds                           1,657       --          --            --          --         1,657
-----------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities            66,761     16,284      12,516        11,533          81     107,175
-----------------------------------------------------------------------------------------------------------------

Interest sensitivity gap                      13,437     (9,213)       (540)       18,694      10,813      33,191
-----------------------------------------------------------------------------------------------------------------

Cumulative interest
  sensitivity gap                             13,437      4,224       3,684        22,378      33,191      33,191
=================================================================================================================

Cumulative sensitivity ratio
(Cumulative interest-earning assets/
cumulative interest-bearing liabilities.)       1.20       1.05        1.04          1.21        1.31        1.31
=================================================================================================================

The Company is asset sensitive through the next twelve months. This suggests that if interest rates should decrease over the twelve-month period, the net interest margin should decrease. Conversely, if rates increase the net interest margin would increase. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. For purposes of the above repricing presentation, all demand and savings deposits are considered repricable within the shortest time period, 3 months or less, while time deposits are presented based on their contractual terms. It is the Company's policy to maintain its one year gap position in the .8 to 1.2 range. The one year gap reflected by the interest rate sensitivity table is 1.04, clearly indicating adherence to Company policy. Management closely monitors the Company's position, and if rates should change in either direction, will take steps to reposition itself to minimize the impact of a gap exposure.

Investment Portfolio

The following table presents maturity distribution and yields of investment securities available for sale.

                                                 DECEMBER 31, 1996              December 31, 1995
                                         ----------------------------------    -------------------
                                                               YEAR-END
                                         AMORTIZED    FAIR    WEIGHTED AVG.    Amortized   Fair
(Dollars in thousands)                      COST      VALUE      YIELD            Cost     Value
--------------------------------------------------------------------------------------------------
U.S. TREASURY
One year or less                          $ 3,994    $ 3,998      5.92%         $   500  $   506
Over one through five years                  --         --         --             1,012    1,027
-------------------------------------------------------------------------------------------------
Total U.S. Treasury                         3,994      3,998      5.92%           1,512    1,533
-------------------------------------------------------------------------------------------------

U.S. GOVERNMENT AGENCIES
One year or less                              500        509      7.46%             250      254
Over one through five years                 5,391      5,426      6.70%           3,837    3,923
Over five years                               497        489      6.54%            --       --
-------------------------------------------------------------------------------------------------
Total U.S. Government Agencies              6,388      6,424      6.75%           4,087    4,177
-------------------------------------------------------------------------------------------------

MORTGAGE-BACKED SECURITIES
One year or less                              393        393      6.62%            --       --
Over one through five years                 2,506      2,516      7.10%           2,656    2,690
Over five through ten years                 3,110      3,143      7.49%           2,321    2,352
Over ten years                             21,367     21,426      6.81%          20,992   21,356
-------------------------------------------------------------------------------------------------
Total mortgage-backed securities           27,376     27,478      7.01%          25,969   26,398
-------------------------------------------------------------------------------------------------

OTHER INVESTMENTS
Over ten years                                  3          3       --                 2        2
-------------------------------------------------------------------------------------------------
Total other investments                         3          3       --                 2        2
-------------------------------------------------------------------------------------------------

Total investment securities
  available for sale                      $37,761    $37,903      6.85%         $31,570  $32,110
=================================================================================================


There were no investment securities classified as held to maturity at December 31, 1996 or December 31, 1995.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 1996 and 1995.

                                                 1996                     1995
                                          ------------------       ------------------
                                          AVERAGE    AVERAGE        Average   Average
(Dollars in thousands)                     AMOUNT     RATE           Amount    Rate
-------------------------------------------------------------------------------------
Noninterest-bearing deposits             $ 23,628        --%       $ 20,109       --%
Interest-bearing deposits:
  NOW Accounts                              8,301      2.04%          7,595     2.25%
  Money market                             23,466      3.94%         20,806     4.28%
  Savings deposits                          7,673      3.75%          8,459     3.29%
  Other time deposits                      54,408      5.64%         45,002     6.02%
-------------------------------------------------------------------------------------

Total                                    $117,476      3.84%       $101,971     3.98%
=====================================================================================

The following table presents the maturity of the Company's time deposits at December 31, 1996.

                                  Other Time      Other Time
                                   Deposits         Deposits
                                   $100,000        Less Than
(Dollars in thousands)           and Greater        $100,000        Total
---------------------------------------------------------------------------
Months to Maturity:
  3 or less                        $ 9,764          $ 9,565         $19,329
  Over 3 through 6                   8,420            7,864          16,284
  Over 6 through 12                  3,427            9,089          12,516
  Over 12                            1,498           10,116          11,614
---------------------------------------------------------------------------

Total                              $23,109          $36,634         $59,743
===========================================================================

Capital Adequacy

There are various primary measures of capital adequacy for banks and bank holding companies such as risk-based capital guidelines and the leverage capital ratio. See "Business - Supervision and Regulation - Capital Regulations."

As of December 31, 1996, the Bank exceeded its required levels of capital. The Bank's risk-based capital ratio of Tier 1 capital to risk-weighted assets was 14.2%; its risk-based ratio of total capital to risk-weighted assets was 15.6%; and its leverage ratio was 10.2%.

Inflation

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. The Company has been able to maintain an adequate level of equity, as previously mentioned, and, though inflation has not been a material factor during the last two years, management will address any future effects of inflation by managing its interest rate sensitivity gap position through its asset/liability management program, and by periodically adjusting its pricing of services and banking products to take into consideration current costs.

Line of Business Information

During the past five years, the consolidated income of the Company and its subsidiaries has been provided primarily through banking activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Independent Auditors' Report - KPMG Peat Marwick LLP                  35
Consolidated Balance Sheets                                           36
Consolidated Statements of Income                                     37
Consolidated Statements of Stockholders' Equity                       38
Consolidated Statements of Cash Flows                                 39
Notes to Consolidated Financial Statements                            40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Summit Bank Corporation:

We have audited the accompanying consolidated balance sheets of Summit Bank Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Bank Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             /s/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 7, 1997

CONSOLIDATED BALANCE SHEETS
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                              December 31,
(In thousands, except share and per share amounts)                       1996             1995
------------------------------------------------------------------------------------------------

Assets
------
Cash and due from banks (Note 6)                                       $  7,443         $  7,220
Federal funds sold                                                       15,900            3,525
Interest-bearing deposits in other banks                                     74               60
Investment securities available for sale (Note 2)                        37,903           32,110
Other investments (Note 3)                                                  681              592
Loans, net of unearned income of $1,358 and $1,179 in 1996
  and 1995, respectively                                                 82,778           76,695
Loans held for sale                                                       3,030            1,482
Less: allowance for loan losses                                          (1,931)          (1,686)
------------------------------------------------------------------------------------------------
  Net loans (Note 4)                                                     83,877           76,491
------------------------------------------------------------------------------------------------
Premises and equipment, net (Notes 5 and 9)                               4,574            2,932
Customers' acceptance liability                                           1,184            1,907
Deferred income taxes (Note 10)                                             392              205
Other assets                                                              2,220            5,034
------------------------------------------------------------------------------------------------
Total assets                                                           $154,248         $130,076
------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing demand                                           $ 27,381         $ 23,090
  Interest-bearing:
    Demand                                                               39,487           30,183
    Savings                                                               6,288            7,734
    Time, $100,000 and over (Note 7)                                     23,109           22,766
    Other time (Note 7)                                                  36,634           26,043
------------------------------------------------------------------------------------------------
  Total deposits                                                        132,899          109,816
------------------------------------------------------------------------------------------------
Acceptances outstanding                                                   1,184            1,907
Obligation under capital lease (Note 9)                                     118              152
Other borrowed funds (Note 8)                                             1,657               --
Other liabilities                                                         1,454            2,788
------------------------------------------------------------------------------------------------

  Total liabilities                                                     137,312          114,663
------------------------------------------------------------------------------------------------

Stockholders' equity (Notes 12, 13 and 14):
Common stock, $0.01 par value; 100,000,000 shares
  authorized; 1,407,688 shares issued and outstanding                        14               14
Additional paid-in capital                                               12,123           12,123
Net unrealized holding gains on investment securities
  available for sale, net of income taxes                                    89              337
Retained earnings                                                         4,710            2,939
------------------------------------------------------------------------------------------------

  Total stockholders' equity                                             16,936           15,413
------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)

  Total liabilities and stockholders' equity                           $154,248         $130,076
================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                        For the years ended December 31,
(In thousands, except share and per share amounts)                     1996          1995           1994
-----------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                           $     8,615   $     7,704    $     6,995
  Interest-bearing deposits in other banks                                  4             3              2
  Federal funds sold                                                      228           294            152
  Investment securities-taxable                                           658           946            561
  Investment securities - tax-exempt                                     --            --               12
  Mortgage-backed securities                                            1,851         1,154            433
-----------------------------------------------------------------------------------------------------------

     Total interest income                                             11,356        10,101          8,155
-----------------------------------------------------------------------------------------------------------

Interest expense:
  Time deposits, $100,000 and over                                      1,365         1,016            692
  Other deposits                                                        3,083         3,034          2,084
  Short-term borrowings and obligation under capital lease                 72            20             24
-----------------------------------------------------------------------------------------------------------

  Total interest expense                                                4,520         4,070          2,800
-----------------------------------------------------------------------------------------------------------

     Net interest income                                                6,836         6,031          5,355
Provision for loan losses (Note 4)                                        404           397            430
-----------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                  6,432         5,634          4,925
-----------------------------------------------------------------------------------------------------------

Non-interest income:
  Gains on sales of loans (Note 4)                                        581           713          1,024
  Fees for international banking services                               1,057         1,145            932
  SBA servicing fees                                                      462           438            390
  Overdraft and NSF charges                                               369           362            222
  Service charge income                                                   209           216            227
  Net gains/(losses) on sales of investment securities (Note 2)           126            (2)          (121)
  Other                                                                   557           439            376
-----------------------------------------------------------------------------------------------------------

   Total non-interest income                                            3,361         3,311          3,050
-----------------------------------------------------------------------------------------------------------

Non-interest expenses:
  Salaries and employee benefits (Note 13)                              3,356         3,046          2,672
  Equipment                                                               482           408            380
  Net occupancy                                                           476           452            403
  Other (Note 17)                                                       2,097         1,896          1,754
-----------------------------------------------------------------------------------------------------------

   Total non-interest expenses                                          6,411         5,802          5,209
-----------------------------------------------------------------------------------------------------------

   Income before income taxes                                           3,382         3,143          2,766

Income tax expense (Note 10)                                            1,174         1,042            838
-----------------------------------------------------------------------------------------------------------

   Net income                                                     $     2,208   $     2,101    $     1,928
===========================================================================================================

Net income per common share and common share equivalents          $      1.38   $      1.33    $      1.37
===========================================================================================================

Weighted-average common shares outstanding and
  common share equivalents                                          1,630,610     1,630,610      1,407,688
===========================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUMMIT BANK CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1996, 1995, and 1994

                                                                                            Net Unrealized
                                                                                               Holding
                                                                                            Gains (Losses)
                                                                                             on Investment   Retained
                                                         Common Stock           Additional     Securities    Earnings
                                                   ----------------------        Paid-In       Available   (Accumulated
(In thousands, except share and per share amounts)    Shares       Amount        Capital        for Sale      Deficit)     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                          1,407,688       $14          $12,123       $--            $ (696)     $11,441
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized holding gains on
  investment securities available for sale
  upon adoption of SFAS No. 115, net of

  tax effect of $59                                      --          --             --           114            --            114
Change in unrealized holding gains (losses)
  on investment securities available for sale,

  net of tax effect                                      --          --             --          (210)           --           (210)
Net income                                               --          --             --          --             1,928        1,928
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                          1,407,688        14           12,123         (96)          1,232       13,273
---------------------------------------------------------------------------------------------------------------------------------
Change in unrealized holding gains (losses)
  on investment securities available for sale,

  net of tax effect                                      --          --             --           433            --            433
Cash dividend paid, $.28 per share                       --          --             --          --              (394)        (394)
Net income                                               --          --             --          --             2,101        2,101
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                          1,407,688        14           12,123         337           2,939       15,413
---------------------------------------------------------------------------------------------------------------------------------

Change in unrealized holding gains(losses) on investment securities available for

  sale, net of tax effect                                --          --             --          (248)           --           (248)
Cash dividend paid, $.31 per share                       --          --             --          --              (437)        (437)
Net income                                               --          --             --          --             2,208        2,208
---------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996                          1,407,688       $14          $12,123       $  89          $4,710      $16,936
=================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUMMIT BANK CORPORATION AND SUBSIDIARIES

                                                                             For the years ended December 31,

(In thousands)                                                                       1996        1995        1994
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  2,208    $  2,101    $  1,928
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of leasehold improvements                              337         257         137
  Deferred tax (benefit) expense                                                       (37)        (39)        266
  Net amortization of premiums/discounts on investment securities                       54          91         249
  Amortization of negative goodwill                                                   (110)       (109)        (75)
  Provision for loan losses                                                            404         397         430
  Gains on sales of loans                                                             (581)       (713)       (929)
  Proceeds from sales of loans                                                       9,116       4,858      15,397
  Net (gains) losses on sales of investment securities                                (126)          2         121
  Provision for losses on sales of other real estate                                  --          --            62
  Recovery of losses on other real estate                                             --          --           (11)
  Gains on sales of other real estate                                                 --          --           (77)
  Gain on sale of premises and equipment                                              --            (3)       --
  Changes in other assets and liabilities:
   Decrease (increase) in other assets                                               2,814         (67)       (154)
   (Decrease) increase in other liabilities                                         (1,224)        781        (201)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           12,855       7,556      17,143
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                      6,745       1,991       7,920
Purchases of investment securities available for sale and other investments        (22,950)    (15,220)     (3,298)
Proceeds from maturities of investment securities available for sale                 5,350       8,560       1,250
Principal collections on investment securities available for sale                    4,647         398        --
Purchases of investment securities held to maturity                                   --       (19,401)     (9,143)
Proceeds from maturities of investment securities held to maturity                    --         8,000         500
Principal collections on investment securities held to maturity                       --         2,847       2,941
Proceeds from sales of other real estate                                              --          --         1,025
Loans made to customers, net of principal collected on loans                       (16,325)    (11,881)    (15,966)
Purchases of premises and equipment and leasehold improvements                      (1,979)       (689)     (1,374)
Proceeds from sale of premises and equipment                                          --             3        --
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (24,512)    (25,392)    (16,145)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits                                         12,149      11,383       2,605
Net increase (decrease) in time deposits                                            10,934       7,794        (342)
Principal payments for obligation under capital lease                                  (34)        (14)       --
Net increase (decrease) in other borrowed funds                                      1,657        --          (750)
Dividends paid                                                                        (437)       (394)       --
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           24,269      18,769       1,513
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           12,612         933       2,511
Cash and cash equivalents at beginning of year                                      10,805       9,872       7,361
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $ 23,417    $ 10,805    $  9,872
Supplemental disclosures of cash paid during the year:
  Interest, net of amounts capitalized                                            $  5,350    $  3,979    $  2,943
  Income taxes                                                                    $  1,407    $  1,376    $    137
Supplemental schedule of noncash investing and financing activities:
  Investment securities transferred from held to maturity to available for sale   $   --      $ 22,059    $   --
  Real estate acquired through foreclosure                                        $   --      $   --      $     28
  Real estate sold and financed by the Company                                    $   --      $   --      $    146
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                    SUMMIT BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, AND 1994

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

(e) Investment Securities

Investment securities at December 31, 1996 and 1995 consist of U.S. Treasury securities, obligations of U.S. Government agencies, mortgage-backed securities, and equity securities. The Company's investment securities are classified into three categories: trading securities, available for sale securities, or held to maturity securities.

Investment securities in the held to maturity category are stated at cost, adjusted for accretion of discounts and amortization of premiums, because management has the intention and ability to hold these securities to maturity. All other securities not included in the held to maturity category are classified as available for sale and are reported at fair value. Unrealized holding gains or losses, net of the related tax effect, on available for sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. The Company does not hold any trading securities nor does the Company engage in the trading or holding of financial derivatives.

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

(f) Loans

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Unearned income, primarily arising from discount basis installment loans and deferred gains on the sale of the Small Business Administration ("SBA") guaranteed portion of loans, is recognized as interest income over the terms of the loans by the interest method. Interest on loans is recorded by using the simple interest method on the daily balance of the principal amount outstanding.

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

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the underlying loans using a method which approximates a level yield.

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. Loans that are determined to be impaired require a valuation allowance equivalent to the amount of the impairment. The valuation allowance is to be established by a charge to the provision for loan losses. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. The Company adopted SFAS No. 114 and SFAS No. 118 prospectively on January 1, 1995. The initial adoption required no increase to the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

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

(k) Loan Servicing Rights

The guaranteed portion of SBA loans originated are normally sold on a servicing retained basis. At the time of sale, an excess servicing fee receivable is recorded for the present value of the difference between the yield on the loans less a normal servicing fee and the yield paid to the investor over the estimated life of the loans. The excess servicing fees receivable, included in other assets, are amortized on a method which approximates a level yield over the estimated life of the serviced loans considering assumed prepayment patterns.

(l) Net Income Per Share

Net income per common share and common share equivalents is based on the weighted average number of shares outstanding during each period, including consideration of common stock equivalents, determined using the modified treasury stock method, derived from dilutive stock options and warrants. During 1996 and 1995, such stock options and warrants are dilutive because the market price of the Company's common stock exceeds the exercise price of the stock options and warrants. During 1994, the market price of the Company's stock did not exceed the exercise price of the stock options and warrants, therefore, the stock options and warrants were antidilutive.

(m) Reclassifications

Certain 1995 and 1994 amounts have been reclassified for comparative purposes in order to conform the prior periods to the 1996 presentation. Such reclassifications had no impact on net income or stockholders' equity.

2. Investment Securities

Investment securities available for sale at December 31, 1996 are summarized as follows:

------------------------------------------------------------------------------------------------

                                                                  Gross      Gross     Estimated
                                                   Amortized   Unrealized  Unrealized    Fair
(In thousands)                                        Cost        Gains      Losses      Value
------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  Obligations of U.S. Government Agencies           $10,382        $ 52       $ 12      $10,422
Other investments                                         3         --         --             3
Mortgage-backed securities                           27,376         233        131       27,478

------------------------------------------------------------------------------------------------

Total                                               $37,761        $285       $143      $37,903
================================================================================================


Investment securities available for sale at December 31, 1995 are summarized as follows:

------------------------------------------------------------------------------------------------

                                                                  Gross      Gross     Estimated
                                                   Amortized   Unrealized  Unrealized    Fair
(In thousands)                                        Cost        Gains      Losses      Value
------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  Obligations of   U.S. Government Agencies         $ 5,599        $111       $ --      $ 5,710
Other investments                                         2         --          --            2
Mortgaged-backed securities                          25,969         452         23       26,398
------------------------------------------------------------------------------------------------
Total                                               $31,570        $563       $ 23      $32,110
================================================================================================

The amortized costs and estimated fair values of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------

                                                                 Estimated
                                                   Amortized        Fair
(In thousands)                                        Cost         Value
--------------------------------------------------------------------------
Due in one year or less                             $ 4,494       $ 4,507
Due after one year through five years                 5,391         5,426
Due after five years through ten years                  497           489
Due after ten years                                       3             3
Mortgage-backed securities                           27,376        27,478
--------------------------------------------------------------------------

Total                                               $37,761       $37,903
==========================================================================

Proceeds from the sales of investment securities available for sale during 1996, 1995 and 1994, were $6,745,000, $1,991,000 and $7,920,000, respectively. Gross gains of $170,000, $24,000 and $50,000 and gross losses of $44,000, $26,000, and
$171,000 were realized on those sales in 1996, 1995, and 1994, respectively.

Investment securities with aggregate carrying amounts of approximately $12,833,000 and $5,604,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

3. Other Investments

Other investments consist of Federal Home Loan Bank of Atlanta stock and Federal Reserve Bank of Atlanta stock. Investment in stock of the Federal Home Loan Bank of Atlanta is required for membership. Investment in stock of the Federal Reserve Bank of Atlanta is required for national banks. No ready market exists for either stock, and neither stock has a quoted market value. Accordingly, both Federal Home Loan Bank and Federal Reserve Bank stock are reported in the consolidated financial statements at cost.

4. Loans

Classifications of loans at December 31, 1996 and 1995 are as follows:

(In thousands)                                         1996              1995
-------------------------------------------------------------------------------
Commercial, financial, and agricultural              $22,769           $22,615
Real estate - construction                             1,704               269
Real estate - mortgage                                54,538            50,174
Installment loans to individuals                       5,125             4,816
Less:  unearned income                                (1,358)           (1,179)
-------------------------------------------------------------------------------

  Loans, net of unearned income                       82,778            76,695
Loans held for sale - SBA                              3,030             1,482
Less:  allowance for loan losses                      (1,931)           (1,686)
-------------------------------------------------------------------------------

  Net loans                                          $83,877           $76,491
===============================================================================

In 1990, the Bank entered into an agreement with a company in which a director of the Company is sole shareholder. The agreement governs the referral and presentation of completed SBA loan applications to the Bank by this company on behalf of certain prospective borrowers. The agreement includes certain conditions designed to safeguard the Bank from prospective losses, including the requirements that all referred loans be subjected to full review by a Bank loan committee and that any income derived by this company from an approved referred loan is subject to recourse by the Bank in the event of any loss within 24 months of such specific loan approval. There were no sales of loans generated under this agreement in 1996 or 1995. In 1994, the Bank sold into the secondary market $133,172 of loans generated under this agreement, and recognized $8,000 as gains on the sale of the loans. The Bank paid the referring company in 1994, $4,000 of the sales premiums as commissions in accordance with the agreement. In 1995, the Bank realized a loss of $59,349 for a loan generated under this agreement in 1992. No other losses from this arrangement have been realized or are anticipated by management.

In the ordinary course of business the Company extends loans to its directors, executive officers, and principal stockholders and their affiliates at terms and rates comparable to those prevailing at the time for comparable transactions with other customers. In the opinion of management, these loans do not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during 1996 with respect to such aggregate loans to these individuals and their associates:

----------------------------------------------------------

(In thousands)
----------------------------------------------------------
Balance at December 31, 1995                        $ 856
New loans                                             --
Repayments                                           (289)
----------------------------------------------------------
Balance at December 31, 1996                        $ 567
==========================================================

Activity in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994 was as follows:

------------------------------------------------------------------------------

(In thousands)                         1996             1995            1994
------------------------------------------------------------------------------
Balance, beginning of year          $1,686           $1,603            $1,774
  Provision for loan losses            404              397               430
  Loans charged off                   (312)            (896)           (1,131)
  Recoveries                           153              582               530
------------------------------------------------------------------------------

Balance, end of year                $1,931           $1,686            $1,603
==============================================================================


Impaired loans and related amounts included in the allowance for loan losses at December 31, 1996 and 1995 are as follows:

                                                                   1996                             1995
------------------------------------------------------------------------------------------------------------------

(Amounts in thousands)                                  BALANCE         ALLOWANCE         Balance        Allowance
------------------------------------------------------------------------------------------------------------------
Impaired loans, with a related allowance                 $1,385           $   398          $1,233         $   363
Impaired loans, without allowance                           149                --             111              --

The allowance for impaired loans was primarily determined based on the fair value of the respective loans' collateral. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $1,309,000 and $1,079,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 1996 and 1995, was approximately $161,000 and $93,000, respectively.

Non-accrual loans amounted to approximately $922,000 and $111,000 at December 31, 1996 and 1995, respectively. Interest income on non-accrual loans, at December 31, 1996 and 1995, which would have been reported on an accrual basis in 1996 and 1995, amounted to approximately $29,900 and $8,200, respectively. During 1996 and 1995, no interest income was recognized on non-accrual loans outstanding at December 31, 1996 and 1995.

At December 31, 1996, 1995, and 1994, the Company was servicing loans for others with aggregate principal balances of approximately $62,280,000, $49,190,000 and $47,214,000, respectively.

5. Premises and Equipment

Premises and equipment at December 31, 1996 and 1995 consisted of the following:

---------------------------------------------------------------------------------------
(In thousands)                                                   1996            1995
---------------------------------------------------------------------------------------
Land                                                          $  985            $  685
Building                                                       2,720             1,474
Furniture and equipment under capital lease                      183               183
Other furniture and equipment                                  1,458             1,053
Leasehold improvements                                           494               466
--------------------------------------------------------------------------------------
                                                               5,840             3,861
Less:  accumulated depreciation and amortization              (1,266)             (929)
---------------------------------------------------------------------------------------

Premises and equipment, net                                   $4,574            $2,932
=======================================================================================

6. Reserve Requirements

At December 31, 1996 and 1995, the Federal Reserve Bank required that the Bank maintain an average reserve balance of $789,000 and $628,000, respectively.

7. Time Deposits

A summary of time deposits by maturity as of December 31, 1996 follows:

-------------------------------------------------------------

(In thousands)
Months to Maturity:
One year or less                                      $48,129
Over one year through two years                         9,636
Over two years through three years                        796
Over three years through four years                       493
Over four years through five years                        608
Over five years                                            81
-------------------------------------------------------------
Total                                                 $59,743
=============================================================

8. Other Borrowed Funds

The Bank has available under a line of credit with the Federal Home Loan Bank of Atlanta approximately $16,000,000. At December 31, 1996 the Bank had drawn and outstanding $1 million under this credit line. Such outstanding amount bore interest at 5.18% and matured on February 7, 1997.

Other borrowed funds at December 31, 1996, includes retail repurchase agreements totaling $657,000. Retail repurchase agreements principally represent overnight borrowings from commercial customers. The weighted average interest rate on these repurchase agreements was 4.00% on December 31, 1996. The repurchase agreements are collateralized by U.S. Treasury securities with an aggregate carrying value of $685,205.

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

Future minimum capital lease payments as of December 31, 1996 are:

---------------------------------------------------------------------
(In thousands)
Year Ending December 31,
---------------------------------------------------------------------
1997                                                            $ 49
1998                                                              49
1999                                                              49
2000                                                               1
Total minimum lease payments                                     148
---------------------------------------------------------------------
Less: amount representing interest at 10.5%                      (30)
---------------------------------------------------------------------
Present value of net minimum lease payments                     $118
=====================================================================


10. Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of:

------------------------------------------------------------------------------

(In thousands)                        1996             1995              1994
------------------------------------------------------------------------------
Federal - current                  $1,092           $1,032               $572
State - current                       119               49                --
Federal - deferred                    (31)             (39)               266
State-deferred                         (6)             --                 --
------------------------------------------------------------------------------
Total                              $1,174           $1,042               $838
==============================================================================

Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1996, 1995, and 1994 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as follows:

---------------------------------------------------------------------------------------------------------------------

(In thousands)                                                 1996       1995       1994
-------------------------------------------------------------------------------------------
Computed "expected" income tax expense                       $ 1,150    $ 1,069    $   941
Increase (decrease) resulting from:
   Utilization of Federal net operating loss carryforwards      --           (4)      --
   State income taxes, net of Federal tax benefit                 75         33       --
   Change in the beginning-of-the-year balance
     of the valuation allowance for deferred tax assets
     allocated to income tax expense                            --         (104)       (79)
   Amortization of negative goodwill                             (37)       (37)       (26)
   Meals and entertainment expenses                               13          3          2
   Other                                                         (27)        82       --
-------------------------------------------------------------------------------------------

Total                                                        $ 1,174    $ 1,042    $   838
===========================================================================================


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

----------------------------------------------------------------------------------------------

In thousands)
----------------------------------------------------------------------------------------------
             Deferred tax assets (liabilities)                               1996       1995
----------------------------------------------------------------------------------------------
Loans, principally due to allowance for loan losses                        $   328    $   206

Merger costs amortization                                                       25         37

Premises and equipment, principally due to differences in depreciation          35         28

Accrued liabilities                                                           --           74

Net Federal and State operating loss carryforwards                           2,435      2,441

Net unrealized holding gains on investment securities available for sale       (53)      (203)
----------------------------------------------------------------------------------------------

Total deferred tax assets                                                    2,770      2,583
Less valuation allowance                                                    (2,378)    (2,378)
----------------------------------------------------------------------------------------------

Deferred tax assets, net of valuation allowance                            $   392    $   205
==============================================================================================


There was no change in the valuation allowance during 1996. The net change in the valuation allowance during 1995 was a decrease of $104,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996.

At December 31, 1996, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $6,330,000 and $7,641,000, respectively, which are available to offset future Federal and state taxable income, subject to certain annual maximum limitations. The net operating loss carryforwards expire at various amounts through 2008.

11. Commitments and Contingencies

In August 1995, the Company's Board of Directors entered into severance agreements with each of the four (4) executive officers of the Bank. The agreements basically provide that in the event of involuntary termination or a change in the executive's position or compensation resulting from a change in the control of the Company due to a merger, consolidation or reorganization, each executive would be entitled to receive an amount equal to 100% of the executive's base salary. The agreements also provide for awarding of certain ungranted long term stock option incentives to be allocated to the executives in the event of an involuntary termination. At December 31, 1996, there were 16,000 ungranted long-term stock options available to executives. These agreements are continuing three (3) year terms.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, residential real estate, income producing properties, and cash on deposit. At December 31, 1996, the Bank had outstanding loan commitments totaling $12,483,000 primarily at floating rates of interest with terms of less than one year.

Standby and commercial letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting these commitments, as deemed necessary. At December 31, 1996, commitments under standby and commercial letters of credit and guarantees aggregated $5,757,000.

The Company has several noncancelable operating leases, primarily for banking offices, that expire over the next five years. One of these leases contains rights to extend the Company's occupancy of the leased space twice, for one additional year each. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 1996, 1995, and 1994, was, $380,000, $451,000 and $460,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1996 are:

-----------------------------------------------------------------------

(In thousands)
Year ending December 31,
-----------------------------------------------------------------------
1997                                                               $110
1998                                                                 96
1999                                                                 76
2000                                                                 44
2001                                                                  2
Thereafter                                                          --
-----------------------------------------------------------------------
Total minimum lease payments                                       $328
=======================================================================


The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

12. Stockholders' Equity

The organizers of the Company were issued warrants to purchase one share of common stock for each share purchased by them in connection with the initial public offering of the Company's common stock. Subject to certain limitations, these warrants are exercisable at any time through March 10, 1998, at a per share exercise price of $10. At December 31, 1996 warrants to purchase 463,235 shares at $10 per share were outstanding and exercisable. As of December 31, 1996, no warrants had been exercised.

The Company is authorized to issue up to 20,000,000 shares of special stock, with no par value. Liquidation preferences and other such items are subject to future determination by the board of directors. At December 31, 1996, no special stock had been issued.

13. Employee Benefit Plans

The Company has a Key Employee Incentive Stock Option Plan (the "Plan"). The exercise price for incentive options issued under the Plan may not be less than the fair market value of the stock as of the date the option is granted. The period for the exercise of options shall not exceed ten years from the date of grant. The Company has reserved 150,000 shares of common stock for the Plan. As of December 31, 1996, no options have been exercised. The following is a summary of the options outstanding at December 31, 1996:

-----------------------------------------------------------------------

                                                           Option Price
                                           Shares           Per Share
-----------------------------------------------------------------------
Options outstanding at
     December 31, 1993                     38,425            $   10.00

Granted                                     4,000                10.00
-----------------------------------------------------------------------

Options outstanding at
     December 31, 1994                     42,425                10.00

Expired                                    (1,200)               10.00
-----------------------------------------------------------------------

Options outstanding at
     December 31, 1995                     41,225                10.00
-----------------------------------------------------------------------

Options outstanding at
     December 31, 1996                     41,225            $   10.00
=======================================================================


The Company has a savings plan (the "Savings Plan") administered under the provisions of the Internal Revenue Code Section 401(k). During 1996, 1995, and 1994, the Company and Bank made contributions totaling $33,354, $33,438, and $4,215, respectively, to the Savings Plan.

14. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

The Company's actual capital amounts and ratios are also presented in the table below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Minimum for                         Minimum to be well
                                                                 capital                  capitalized under prompt corrective
   (Dollars in thousands)             Actual                adequacy purposes                       action provisions
-----------------------------------------------------------------------------------------------------------------------------------

                                 Amount      Ratio      Amount             Ratio               Amount               Ratio
                                 ------      -----      ------             -----               ------               -----
AS OF DECEMBER 31, 1996:
 Total capital - risk-based
 (to risk-weighted assets):

   Bank                          $15,146      15.5%     $7,838    greater than/equal to 8%     $9,798     greater than/equal to 10%
   Consolidated                   17,323      17.3       8,016    greater than/equal to 8%        N/A     N/A

 Tier 1 capital - risk-based
 (to risk-weighted assets):

   Bank                           13,913      14.2       3,919    greater than/equal to 4       5,879     greater than/equal to 6
   Consolidated                   16,062      16.0       4,008    greater than/equal to 4         N/A     N/A

 Tier 1 capital - leverage
 (to average assets):

   Bank                           13,913      10.2       5,467    greater than/equal to 4       6,833     greater than/equal to 5
   Consolidated                   16,062      11.6       5,552    greater than/equal to 4         N/A     N/A

AS OF DECEMBER 31, 1995:
 Total capital - risk-based
 (to risk-weighted assets):

   Bank                           13,678      15.4       7,103    greater than/equal to 8       8,878     greater than/equal to 10
   Consolidated                   15,696      17.3       7,271    greater than/equal to 8         N/A     N/A

 Tier 1 capital - risk-based
 (to risk-weighted assets):

   Bank                           12,568      14.2       3,551    greater than/equal to 4       5,327     greater than/equal to 6
   Consolidated                   14,560      16.0       3,635    greater than/equal to 4         N/A     N/A
 Tier 1 capital - leverage
  (to average assets):

   Bank                           12,568      10.6       4,753    greater than/equal to 4       5,944     greater than/equal to 5
   Consolidated                   14,560      12.0       4,836    greater than/equal to 4         N/A     N/A

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet instruments are based on a comparison with terms, including interest rate and commitment period, currently prevailing to enter into similar agreements, taking into account credit standings. The carrying and fair values of off-balance-sheet instruments at December 31, 1996 and 1995, were not material.

DEPOSITS: Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits of similar terms of maturity. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values.

OTHER BORROWED FUNDS: The carrying amounts of other borrowed funds, due to their short-term nature, approximate their fair values.

OBLIGATION UNDER CAPITAL LEASE: The carrying amount of the obligation under capital lease approximates its fair value.

The estimated fair value of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

-------------------------------------------------------------------------------------------------------------

                                                    DECEMBER 31, 1996                  December 31, 1995
                                                -------------------------       -----------------------------
                                                 CARRYING       FAIR             Carrying           Fair
(IN THOUSANDS)                                    VALUE         VALUE              Value            Value
-------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                         $  7,443     $   7,443          $   7,220        $   7,220
Federal funds sold                                15,900        15,900              3,525            3,525
Interest-bearing deposits in other banks              74            74                 60               60
Investment securities                             37,903        37,903             32,110           32,110
Other investments                                    681           681                592              592
Loans, net                                        83,877        83,827             76,491           76,359

Liabilities:
Deposits:
  Noninterest-bearing                             27,381        27,381             23,090           23,090
  Interest-bearing demand and savings             45,775        45,775             37,917           37,917
  Time deposits                                   59,743        60,028             48,809           48,895
Other borrowed funds                               1,657         1,657               --               --
Obligation under capital lease                       118           118                152              152

16. Condensed Financial Information of Summit Bank Corporation (Parent Company
Only)

                            CONDENSED BALANCE SHEETS

                                                                                   December 31,
(In thousands, except share and per share amounts)                           1996               1995
-----------------------------------------------------------------------------------------------------
Assets
------

Cash and due from Bank                                                     $    59            $   345
Investment in the Bank, at equity                                           14,787             13,422
Premises and equipment, net                                                  2,142              2,089
Other assets                                                                    --                 10
-----------------------------------------------------------------------------------------------------

Total assets                                                               $16,988            $15,866
=====================================================================================================

Liabilities and Stockholders' Equity
------------------------------------

Other liabilities                                                          $    52            $   453
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares
  authorized; 1,407,688 shares issued and outstanding                           14                 14
Additional paid-in capital                                                  12,123             12,123
Net unrealized holding gains on
  investment securities available for sale, net of income taxes                 89                337
Retained earnings                                                            4,710              2,939
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  16,936             15,413
-----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $16,988            $15,866
=====================================================================================================



                         CONDENSED STATEMENTS OF INCOME

                                                                 For the years ended December 31,
(In thousands)                                              1996              1995              1994
-----------------------------------------------------------------------------------------------------
Income:
   Interest on loans                                       $  --             $ --              $   31
   Dividend income received from Bank                         675               300               400
-----------------------------------------------------------------------------------------------------
Total income                                                  675               300               431

Operating expenses                                            122               112                44
-----------------------------------------------------------------------------------------------------
Income before taxes and equity in
   undistributed net income of Bank                           553               188               387
Income tax benefit                                             42              --                --
-----------------------------------------------------------------------------------------------------
Income before equity in undistributed net
   income of Bank                                             595               188               387
Equity in undistributed net income of Bank                  1,613             1,913             1,541
-----------------------------------------------------------------------------------------------------

Net income                                                 $2,208            $2,101            $1,928
=====================================================================================================

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                         For the years ended December 31,
(In thousands)                                             1996       1995       1994
-----------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                               $ 2,208    $ 2,101    $ 1,928

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                             58         37         10
     Equity in undistributed net income of Bank           (1,613)    (1,913)    (1,541)
     Decrease (increase) in other assets                      10        146        (93)
     (Decrease) increase in other liabilities               (401)       372         77
--------------------------------------------------------------------------------------

   Net cash provided by operating activities                 262        743        381
--------------------------------------------------------------------------------------

Cash flows from investing activities:

Dividend paid to shareholders                               (437)      (394)      --
Proceeds from sale of loans                                 --         --          827
Purchase of premises and equipment                          (111)      (198)    (1,090)
--------------------------------------------------------------------------------------

   Net cash used in investing activities                    (548)      (592)      (263)
--------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents        (286)       151        118
Cash and cash equivalents at beginning of year               345        194         76
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                 $    59    $   345    $   194
======================================================================================
Supplemental disclosures of cash paid during the year:

   Interest                                              $--        $--        $--

   Income taxes                                          $ 1,407    $ 1,376    $   137

The primary source of funds available to the Parent Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. The amount of cash dividends available from the Bank for payment in 1997 is $3,526,000 plus 1997 net earnings of the Bank. At December 31, 1996, $11,261,000 of the Parent Company's investment in the Bank is restricted as to dividend payments from the Bank to the Parent Company.

17. Supplemental Financial Data

Components of other non-interest expenses in excess of 1% of total interest and other income for any of the respective years are as follows:

---------------------------------------------------------------------------------------------------
(In thousands)                                              1996             1995              1994
---------------------------------------------------------------------------------------------------
   Data/item processing                                     $332             $218              $110
   Accounting, legal, and other professional                 315              286               318
   Marketing and community relations                         271              157               137
   Other losses                                              167              137               111
   Postage and courier                                       163              168               133
   Office supplies                                           157              130               136
   Insurance                                                  78              181               277

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the directors and executive officers of the Company and the Bank, and the position each holds with the Bank:

                                        Position               Position
Name                    Age         with the Company         with the Bank
----                    ---         ----------------         -------------
P. Carl Unger           69          Chairman of the           Director
                                    Board of Directors

Jack N. Halpern         48          Vice Chairman of          --
                                    the Board of
                                    Directors

David Yu                47          Director, President       Chairman of
                                    and Chief Executive       the Board of
                                    Officer                   Directors

James S. Lai            59          Director                  Vice Chairman
                                                              of the Board
                                                              of Directors

Pin Pin Chau            57          Director, Executive       Director,
                                    Vice President            President and
                                                              Chief Executive
                                                              Officer

H.A. Dudley, Jr.        48          Executive Vice            Executive Vice
                                    President                 President,
                                                              Senior Lending
                                                              Officer

Gary K. McClung         41          Executive Vice            Executive Vice
                                    President, Chief          President, Chief
                                    Financial Officer         Financial
                                    and Secretary             Officer and
                                                              Secretary

Aaron I. Alembik        66          Director                  Director

Gerald L. Allison       59          Director                  Director

Albert P. Behler        45          Director                  --

Bruno C. Bucari         55          Director                  Director

                                        Position               Position
Name                        Age     with the Company         with the Bank
----                        ---     ----------------         -------------
Paul C. Y. Chu              47      Director                  --

Peter M. Cohen              49      Director                  --

Donald R. Harkleroad        53      Director                  --

Daniel T. Huang             48      Director                  --

Shafik H. Ladha             50      Director                  --

Sion Nyen (Francis) Lai     43      Director                  Director

Roger C.C. Lin              50      Director                  --

Shih Chien (Raymond) Lo     51      Director                  --

Nack Y. Paek                55      Director                  Director

Carl L. Patrick, Jr.        51      Director                  --

Cecil M. Phillips           50      Director                  --

W. Clayton Sparrow, Jr.     51      Director                  --

Howard H.L. Tai             65      Director                  --

The Board of Directors of the Company is elected by its shareholders. The officers of the Company are selected by the Company's Board of Directors. The Company's Articles of Incorporation provide that the Board of Directors of the Company shall be divided into three classes, with each class to be as nearly equal in number as possible. The Articles of Incorporation also provide that the three classes of directors are to have staggered terms, so that the terms of only one class will expire at each annual meeting of the shareholders. The Class I directors, who were elected to three year terms at the 1996 annual meeting are Messrs. Alembik, Halpern, Francis Lai, Lo, Sparrow, Bucari, and Ms. Chau. The Class II directors, who were elected to three year terms at the 1994 annual meeting, are Messrs. Cohen, Harkleroad, Huang, Ladha, Chu, Phillips, Tai and Unger. The Class III directors, who were elected to three year terms at the 1995 annual meeting, are Messrs. Allison, Behler, James Lai, Lin, Paek, Patrick and Yu.

The Board of Directors of the Bank is elected by the Company as sole shareholder of the Bank. The officers of the Bank are selected by the Bank's Board of Directors. No family relationships exist among the Directors and executive officers of the Company or the Directors and executive officers of the Bank.

Dr. P. Carl Unger, has been Chairman of the Company since April 1996 and was Vice Chairman of the Bank from May 1992 through April 1995. He has been a director of the Company since its inception in July 1987, has been self-employed since 1985 as a consultant specializing in the field of human resources with clients in Europe, Australia, Canada and the United States. From 1978 to 1985, he was employed by the Campbell Soup Company. Dr. Unger was educated at Cheshunt College Cambridge, Liverpool University and Columbia Pacific University. He is a member of the Royal Society of Health, the Institute of Marketing, the British Marketing Association, the American Marketing Association, and is an Incorporated Business Counsellor (UK).

Jack N. Halpern, Vice Chairman of the Company since april 1996, has been a director of the Company since its inception in July 1987. Mr. Halpern is the President of Halpern Enterprises, Inc., an Atlanta-based owner, operator and manager of various commercial real estate ventures. His companies currently control in excess of three million square feet of retail and office space in the Atlanta area. In his capacity as a principal of Halpern Enterprises, Inc., Mr. Halpern has assisted numerous Korean and Chinese immigrants in the establishment of retail businesses in the Atlanta area. Mr. Halpern holds degrees from Harvard University and the University of Georgia Law School. He is active in various civic organizations, including serving as Campaign Chairman of the Atlanta Jewish Federation and as a Trustee of the Epstein School.

David Yu is the founder and organizer of the Summit Bank Corporation and The Summit National Bank. He served as President and CEO of the company until December 1989, at which time he was elected Chairman of the Board of Directors of the Bank.

Before organizing Summit Bank Corporation and The Summit National Bank, Mr. Yu worked for The Citizens and Southern National Bank (C&S) and First National Bank of Atlanta. From 1976 to 1980, Mr. Yu was employed as an Assistant National Bank Examiner by the Office of the Comptroller of the Currency in Atlanta.

Mr. Yu is founder and Chairman of the Board of the Chinese Community Center and member of the Chinese American Lions Club of Atlanta. Mr. Yu serves on the Board of the Atlanta Chamber of Commerce, Zoo Atlanta, Arts and Business Council, Latin American Association, and Leadership Atlanta. Mr. Yu also serves on the Georgia Human Relations Commission and Atlanta Sister Cities Commission.

Mr. Yu received his MBA degree in International Business from Georgia State University and his BS degree in Business Administration from Virginia Commonwealth University. He and his wife, Enying, have two children: Jennifer, age 15 and Michael, age 14.

James S. Lai a director of the Company since its inception in July 1987, is a Professor of Civil Engineering at the Georgia Institute of Technology. He taught at the University of Utah from 1967 to 1975, and has been at the Georgia Institute of Technology since 1975. Dr. Lai is the sole owner of Pavtec Engineering Technology, Inc. which specializes in engineering consulting. Since 1979, Dr. Lai has served as the managing partner of several real estate investments which currently include the ownership and management of Atlanta Chinatown Square. Dr. Lai was elected President of the Association of Chinese Scholars in the Southeastern United States in 1985. Dr. Lai received his Ph.D. from Brown University in 1967.

Pin Pin Chau has served as President and Chief Executive Officer of the Bank and Executive Vice President of the Company since February 1993. Prior to joining the Bank, Mrs. Chau was President, Chief Executive Officer and Director of the United Orient Bank, a Manhattan based bank serving New York's Chinese Community. Her previous experience at United Orient Bank included Executive Vice President and Chief Operating Officer from July 1988 to April 1989, and Executive Vice President and Chief Lending Officer from November 1987 to July 1988.

Mrs. Chau began her banking career in 1970 at National Westminster Bank USA where she remained until 1987. Her experience included, at various times, commercial lending for small and middle market clients, metropolitan New York branch management, management of international lending and marketing for Asia, and international trade finance for Fortune 500 companies in West and Northwest United States.

Mrs. Chau serves on the Board of Directors for various community and educational organizations including the Dekalb Chamber of Commerce, the Atlanta College of Art, the Georgia Council on Economic Education, Consumer Credit Counseling Service, Georgia Korean American Community Center Foundation and Georgia Chinese American Association. She is a member of the Board of Deacons of the Atlanta Chinese Christian Church.

A naturalized U.S. citizen, Mrs. Chau is a native of Hong Kong and holds a B.A. degree from Coe College, Cedar Rapids, Iowa and an M.A. degree from Yale University, New Haven, Connecticut.

H.A. Dudley, Jr. has served as Executive Vice President and Senior Lending Officer of the Bank since January 1991 and was elected Executive Vice President of the Company in April 1995. Prior to joining the Bank, Mr. Dudley was a Vice President of the Wachovia Bank and Trust where he served from 1983 to 1991 as a District Manager in the Atlanta Retail Bank. From 1977 to 1983, Mr. Dudley was a Vice President and Branch Coordinator of the Trust Company Bank of Columbus, Columbus, Georgia. From 1973 to 1977, Mr. Dudley served at various times as Assistant to the President and Management Auditor with First Southern Savings and Loan Association, Mobile Alabama. Mr. Dudley began his banking career in 1971 with Citizens and Southern Bank of Atlanta. Active in various community organizations, Mr. Dudley previously has served on the Board of Directors of the Sandy Springs Chamber of Commerce and the Rotary Club of Dunwoody. Mr. Dudley received his B.S. in Business Administration from Auburn University in 1971.

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

Albert P. Behler a director of the Company since its inception in July 1987, has been Chairman since 1974 and principal stockholder since 1984 of Heinrich Behler GmbH, a 125 year-old family owned German construction and engineering corporation. Since 1991 he has been head of an affiliate of a German real estate investment conglomerate headquartered in New York. In addition, Mr. Behler is Chairman and member of the Executive Board of the Association of Foreign Investors in U.S. Real Estate (AFIRE), Trustee of The Real Estate Board of New York, Executive member of the Advisory Committee of the Wharton University Real Estate Center, as well as member of the International Council of Shopping Centers and the Urban Land Institute.

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

Donald R. Harkleroad, a director of the Company since its inception in July 1987, is the senior partner of Harkleroad & Hermance, P.C., a law firm specializing in taxation, corporate acquisitions and financing, financial institutions, investment law, and international practice. Mr. Harkleroad is also president of The Bristol Company, a diversified investment and management holding company. Mr. Harkleroad is a graduate of the University of Georgia, and of New York University School of Law, where he was Editor-in-Chief of the Journal of International Law & Politics and is a Weinfeld Associate. Mr. Harkleroad is past Chairman of the International Law Section and of the Corporation and Banking Law Section of the State Bar of Georgia, as well as Chairman of the Taxation Committee of the American Bar Association's Business Law Section. He is Chairman of the Policy Council of the Society of International Business Fellows, and is a member of the World Economic Forum.

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

Shafik H. Ladha, has been a director of the Company since February 1988 and served as Vice Chairman of the Company from April 1994 to April 1996. Mr. Ladha has been the President/CEO of Ladha Holdings, Inc. and its wholly owned subsidiaries, a closely held business engaged in the import, export and distribution of domestic and foreign products, in the ownership and operation of hotels, and the purchase and sale of real estate. Mr. Ladha has been President/CEO of International Realty Properties (IRP), a closely held corporation engaged primarily in the business of owning and operating hotels, since 1979. The assets and liabilities of International Realty Properties, Inc. were acquired by Ladha Holdings, Inc. as of April 2, 1989. Mr. Ladha is a nationalized American citizen and is past chairman (1987-1990) of the Aga Khan Foundation, USA National Committee, and past member of the Board of Governors of the International Club of Atlanta, 1994 and 1995.

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

Shih Chien (Raymond) Lo, a director of the Company since December 1987, is the President of Lo Brothers Associates, an exporter of lumber and importer of woodworking machinery. Prior to that, Mr. Lo was employed by Roberts and Company, architects, and by Portman and Associates. Mr. Lo earned a Masters Degree in Architecture from the Georgia Institute of Technology.

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

Cecil M. Phillips, has been a director of the Company since its inception in July 1987, and was Chairman of the Board of Directors of the Company from July 1987 until December 1989. Mr. Phillips is the principal of Phillips International L.P., a merchant banking and investment firm established in 1983 which focuses on off- shore financings, reverse investments and exporting and importing. Mr. Phillips received his B.A. from the University of Missouri and J.D. degree from the University of Michigan.

Mr. Phillips began practicing law in 1971 with the Atlanta law firm of Alston & Bird. From 1979 to 1983 he was also the Executive Assistant to Governor George Busbee. Mr. Phillips previously served as Vice President and General Counsel of Rock Tenn Company. Mr. Phillips is a member and past Chairman of the Board of the International Business Council, and a past member of the Board of Directors of Fortune Financial Group, Inc. He currently is a Director of U.K. Capital, Inc. and Regina, PLC.

W. Clayton Sparrow, Jr., Chairman of the Board from April 1994 through April 1996, has been a director of the Company since its inception in July 1987 and is a partner in the Atlanta law firm of Glass, McCullough, Sherrill & Harrold. Mr. Sparrow's corporate and business law practice includes the general counsel representation of domestic and multinational sales and manufacturing businesses. His professional activities include membership in the American and International Bar Associations, the State Bar of Georgia, and past Chairman of the International Transactions Section and Director of the Atlanta Bar Association. Mr. Sparrow is a graduate of the Georgia Institute of Technology (BS Physics), Georgia State University (MBA Finance) and the University of Georgia Law School. He is a Director and past President of the Georgia State University Alumni Association, and has held Director and officer positions with the Dekalb Chamber of Commerce, the Japan-American Society, the Korea U.S. Chamber of Commerce and the Georgia Tech Alumni Association. He retired from the Naval Reserve in the rank of Captain.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company during the years ended December 31, 1996, 1995, and 1994, to the Company's Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 in compensation during the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                             Annual Compensation              AWARDS
                                                             -------------------              ------

                                                                                            SECURITIES
    NAME AND PRINCIPAL COMPANY                                          OTHER ANNUAL        UNDERLYING          ALL OTHER
      OR SUBSIDIARY POSITION           YEAR     SALARY        BONUS     COMPENSATION       OPTIONS/SARS        COMPENSATION
      ----------------------           ----     ------        -----     ------------       ------------        ------------
DAVID YU..........................     1996    $107,200      $36,872        --                  --                  --
President and Chief Executive          1995     103,100       41,544        --                  --                  --
  Officer of the Company               1994      96,667       39,049        --                  --                  --

PIN PIN CHAU......................     1996     131,250       73,744     $9,711(1)              --               $4,400(3)
Executive Vice President of the        1995     130,729       83,088      9,611(1)              --                4,400(3)
  Company; President and Chief         1994     125,000       78,098     14,384(2)            $10,000             4,400(3)
  Executive Officer of the Bank

GARY K. MCCLUNG...................     1996      88,000       36,872        --                  --                  --
Executive Vice President and           1995      83,900       41,544        --                  --                  --
  Chief Financial Officer              1994      78,575       39,049        --                 2,000                --
  of the Company and the Bank

H.A. DUDLEY, JR...................     1996      85,000       36,872        --                  --                  --
Executive Vice President               1995      81,400       41,544        --                  --                  --
  of the Bank                          1994      77,300       39,049        --                 2,000                --
====================================================================================================================

(1) Non-cash compensation representing personal use of a vehicle provided by the Company.
(2) Includes $5,000 of payments by the Company for relocation expenses of Ms. Chau and $9,384 of non-cash compensation representing personal use of a vehicle provided by the Company.
(3)      Consists of deferred compensation paid by the Company.



         STOCK OPTION GRANTS

         There were no stock options or stock appreciation rights granted to any executive officers listed in the Summary Compensation Table during the fiscal year ended December 31, 1996.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the executive officers listed in the Summary Compensation Table concerning unexercised options held as of the end of 1996. There were no options exercised during the year ended December 31, 1996.

                           1996 YEAR-END OPTION VALUES

                             NUMBER OF SECURITIES
                            UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-THE-MONEY
                           OPTIONS AT 1996 YEAR END              OPTIONS AT 1996 YEAR END(1)
   NAME                    EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
   ----                    -------------------------              -------------------------
David Yu                           11,000/0                               $79,750/0
Pin Pin Chau                       10,000/0                               $72,500/0
Gary K. McClung                     2,000/0                               $14,500/0
H.A. Dudley, Jr.                    5,000/0                               $36,250/0

(1) Based on the quoted market value per share of the Company's common stock on December 31, 1996 of $17.25 per share.

SEVERANCE AGREEMENTS

In August 1995, the Board of Directors entered into severance agreements with each of the four (4) executive officers of the Bank. The agreements basically provide that in the event of involuntary termination or a change in the executive's position or compensation resulting from a change in the control of the Company due to a merger, consolidation or reorganization, each executive would be entitled to receive an amount equal to 100% of the executive's base salary. The agreements also provide for the awarding of certain ungranted long-term stock option incentives to the executives in the event of an involuntary termination. At December 31, 1996, there were 16,000 ungranted long-term stock options available to executives, 6,400 of which would be available to Bank President/CEO Chau and 3,200 of which would be available to each of the remaining three executives. These agreements have continuing three
(3) year terms.

DIRECTOR COMPENSATION

During 1996, the Company paid directors of the Company a fee of $300 per meeting for their services as directors. Total fees of $21,300 were paid to Company directors under this arrangement. The Bank pays each director who is not an employee of the Bank a fee of $300 for each meeting of the Board of Directors of the Bank and $50 for each board committee meeting attended. Pursuant to this arrangement, the Bank paid $31,700 in directors' fees in 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's compensation committee consists of James S. Lai, Aaron I. Alembik, and Sion Nyen (Francis) Lai. No member of the compensation committee is an employee of the Company or the Bank.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1997, the number of shares of common stock of the Company beneficially owned by each person known to the Company to own more than five percent of the outstanding shares of common stock, by each director of the Company, and by all of the Directors and executive officers of the Company as a group. Except where otherwise indicated, each individual has sole voting and investment power over the common stock listed by his or her name.

Number of Shares                   Percent of Class
Beneficial Owner                  Beneficially Owned          Beneficially Owned(1)
-----------------------------------------------------------------------------------
P. Carl Unger                         30,123  (2)                     1.85%
Jack N. Halpern                       35,000  (3)                     2.15%
David Yu                              47,719  (4)                     2.93%
James S. Lai                          20,000  (5)                     1.23%
Pin Pin Chau                          13,500  (6)                      .83%
Aaron I. Alembik                      25,980  (7)                     1.60%
Gerald L. Allison                      6,602  (8)                      .41%
Albert P. Behler                      30,000  (9)                     1.84%
Bruno C. Bucari                        2,800 (10)                      .17%
Peter M. Cohen                        16,543 (11)                     1.02%
Paul C.Y. Chu                        131,188 (12)                     8.06%
H.A. Dudley, Jr.                       5,000 (13)                      .31%
Donald R. Harkleroad                  31,400 (14)                     1.93%
Daniel T. Huang                      130,100 (15)                     8.00%
Shafik H. Ladha                       20,000 (16)                     1.23%
Sion Nyen (Francis) Lai               40,000 (17)                     2.46%
Roger C.C. Lin                        30,000 (18)                     1.84%
Shih Chien (Raymond) Lo                2,708 (19)                      .17%
Gary K. McClung                        3,000 (20)                      .18%
Nack Y. Paek                          20,100 (21)                     1.24%
Carl L. Patrick, Jr.                  38,990 (22)                     2.40%
Cecil M. Phillips                      4,390 (23)                      .27%
W. Clayton Sparrow, Jr.               12,637 (24)                      .77%
Howard H.L. Tai                       20,000 (25)                     1.23%

All directors and executive
  Officers as a group (24 people)    717,780 (26)                    44.12%

(1) Based on 1,407,688 shares outstanding as of March 1, 1997, and in the case of beneficial owners who hold options and/or warrants for shares exercisable within 60 days, includes as outstanding the number of shares subject to such options and/or warrants.

(2) Includes 13,595 shares subject to warrants received for service as an organizer of the Company.

(3) Includes 10,000 shares held by Halpern Enterprises of which Mr. Halpern is President and 17,500 shares subject to warrants received for service as an organizer of the Company.

(4) Includes 36,719 shares held by Mr. Yu and his wife, and 11,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

(5) Includes 10,000 shares subject to warrants received for service as an organizer of the Company.

(6) Includes 10,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

(7) Includes 13,040 shares held by Mr. Alembik and his wife and 12,940 shares subject to warrants received for service as an organizer of the Company.

(8) Includes 1,951 shares subject to warrants received for service as an organizer of the Company.

(9) Includes 15,000 shares subject to warrants received for service as an organizer of the Company.

(10) Includes 1,300 shares subject to warrants received for service as an organizer of the Company.

(11) Includes 340 shares held by Mr. Cohen and his wife and 3,630 shares subject to warrants received for service as an organizer of the Company.

(12) Includes 95,000 shares held by May Foong Corporation of which Mr. Chu is President and 4,000 shares subject to warrants received for service as an organizer of the Company.

(13) Represents 5000 shares subject to options received under The Company's Key Employee Stock Option Plan.

(14) Includes 15,000 shares held by Bristol Summit Company and 1,200 shares held by The Bristol Company, both of which Mr. Harkleroad is President and 15,100 shares subject to warrants received for service as an organizer of the Company.

(15) Includes 130,100 shares held by Mr. Huang, his wife and various family members.

(16) Includes 10,000 shares held by Ladha Holdings Inc. of which Mr. Ladha is President and 10,000 shares subject to warrants received for service as an organizer of the Company.

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

(20) Represents 1,000 shares subject to warrants received from the purchase of an organizer's shares of the Company and 2,000 shares subject to options received under the Company's Key Employee Stock Option Plan.

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

(24) Includes 6,503 shares held by Mr. Sparrow and his wife and 6,134 shares subject to warrants received for service as an organizer of the Company.

(25) Includes 10,000 shares held by Mr. Tai and his wife and 10,000 shares subject to warrants received for service as an organizer of the Company.

(26) Includes 189,243 shares subject to warrants for services as organizers of the Company, 2,000 shares subject to warrants received from the purchase of organizers' shares of the Company and 28,000 shares subject to stock options received under the Company's Key Employee Stock Option Plan exercisable within 60 days.

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

During the last fiscal year, the Company retained the following law firms (as well as others) to provide certain legal services to the Company, and may employ each of the firms during the current fiscal year: Alembik and Alembik, a director of the Company , and the bank, of which Mr. Alembik, a director of the Company, and the bank, is a partner; Harkleroad & Hermance, P.C., of which Mr. Harkleroad, a director of the company, is a partner; and Glass, McCullough, Sherrill & Harrold, of which Mr. Sparrow, a director of the Company, is a partner.

The Bank entered into an agreement in 1990 with Government Loan Service Corporation, Inc., a company in which a director, Mr. Nack Paek, is sole shareholder. The agreement governs the referral and presentation of completed SBA loan applications to the Bank by this company on behalf of certain prospective borrowers. The agreement includes certain conditions designed to safeguard the Bank from prospective losses, including the requirements that all referred loans be subjected to full review by a Bank loan committee and that any income derived by this company from an approved referred loan is subject to recourse by the Bank in the event of any loss within 24 months of such specific loan approval. There were no loans originated under this agreement in 1996.

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

        3. Exhibits (numbered in accordance with Item 601 of Regulation S-K.)

Exhibit
Number                             Exhibit

2.1 Agreement and plan of merger by and between the Summit National Bank and Vinings Bank & Trust, National Association, dated November 29, 1993 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated November 29, 1993.)

3.1 Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.2 of Summit Bank Corporation's Registration Statement on Form S-1, Amendment No.3 (Registration Number 33-16366.)

3.2 Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

4.1 The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, (incorporated by reference to Exhibits 3.1 and
         3.2 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.1* Summit Bank Corporation 1987 Key Employee Incentive Stock Option Plan, as amended and restated as of February 28, 1989 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.2 Form of Summit Bank Corporation Organizer's Warrant Agreement (incorporated by reference to Exhibit 10.4 of Summit Bank Corporation's Registration Statement on Form S-1 (Registration Number 33-16366.)

10.3 Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.4 SBA Guaranteed Loan Origination Agreement dated as of August 22, 1990, by and between The Summit

         National Bank and Government Loan Service Corporation, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.5 Lease amendment, assignment, assumption and consent agreement by and between the Summit National Bank, Lessee; Vinings Bank & Trust, National Association; and Metropolitan Life Insurance Company, Lessor, dated December 31, 1993 and lease agreement, as amended, by and between Vinings Bank & Trust, N.A., Lessee and Paces West Associates, Lessor, dated April 23, 1987 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.6 Lease agreement dated June 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.7* Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.8* Change in Control Agreement dated August 25, 1995 by and between David Yu, Chairman of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9* Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9*    Change in Control Agreement dated August 25, 1995 by and between Gary
         K. McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.10 Agreement to purchase real estate dated December 18, 1995 between SBC Properties, L.L.C. (as agent for the Summit National Bank) and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.11 Agreement to purchase real estate dated June 20, 1996 between The Summit National Bank and Nationsbank, NA.

11.1     Statement Regarding Computation of Per Share Earnings.

21.1     Subsidiaries of Summit Bank Corporation.

27.1     Financial Data Schedule (for SEC use only)


* Denotes a management contract compensatory plan or arrangement.

(b)     REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUMMIT BANK CORPORATION

                                        By  /s/ David Yu
                                            ------------------------------------
                                                   David Yu, President, and
                                                   Chief Executive Officer

                                        Date  March 11, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Yu                        Director, President and Chief         Dated:  3/11/97
------------------------------      Executive Officer
           David Yu

/s/ Pin Pin Chau                    Director, Executive                   Dated:  3/11/97
------------------------------      Vice President
         Pin Pin Chau

/s/ Gary K.  McClung                Principal Financial Officer           Dated:  3/13/97
------------------------------      and Principal Accounting
       Gary K. McClung              Officer and Secretary

/s/ P. Carl Unger                   Director, Chairman                    Dated:  3/11/97
------------------------------      of the Board
        P. Carl Unger

/s/ Jack N. Halpern                 Director,                             Dated:  3/11/97
------------------------------      Vice Chairman of the Board
        Jack N. Halpern

/s/ Aaron I. Alembik                Director                              Dated:  3/11/97
------------------------------
        Aaron I. Alembik

/s/ Gerald L. Allison               Director                              Dated:  3/12/97
------------------------------
        Gerald L. Allison

                                    Director                              Dated:
------------------------------
        Albert F. Behler

                                    Director                              Dated:
------------------------------
         Bruno C. Bucari

                                    Director                              Dated:
------------------------------
         Paul C.Y. Chu

                                    Director                              Dated:
------------------------------
         Peter M. Cohen

 /s/ Daniel T. Huang                Director                              Dated:  3/13/97
------------------------------
         Daniel T. Huang

                                    Director                              Dated:
------------------------------
      Donald R. Harkleroad

                                    Director                              Dated:
------------------------------
        Shafik H. Ladha

/s/ James S. Lai                    Director                              Dated:  3/11/97
------------------------------
         James S. Lai

/s/ Sion Nyen Lai                   Director                              Dated:  3/11/97
------------------------------
    Sion Nyen (Francis) Lai

                                    Director                              Dated:
------------------------------
         Roger C.C. Lin

                                    Director                              Dated:
------------------------------
    Shih Chien (Raymond) Lo

/s/ Nack Paek                       Director                              Dated:  3/13/97
------------------------------
           Nack Paek

/s/ Carl L. Patrick, Jr.            Director                              Dated:  3/13/97
------------------------------
      Carl L. Patrick, Jr.

                                    Director                              Dated:
------------------------------
       Cecil M. Phillips

/s/ W. Clayton Sparrow, Jr.         Director                              Dated:  3/11/97
------------------------------
    W. Clayton Sparrow, Jr.

/s/ Howard H.L. Tai                 Director                              Dated:  3/13/97
------------------------------
        Howard H. L. Tai

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

                                INDEX TO EXHIBITS

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                                  Description                                     Pages
2.1      Agreement and plan of merger by and between the Summit National Bank and Vinings Bank & Trust, National Association, dated November 29, 1993
         (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated November 29, 1993.)

3.1      Amended and Restated Articles of Incorporation of Summit Bank
         Corporation (incorporated by reference to Exhibit 3.2 of Summit Bank
         Corporation's Registration Statement on Form S- 1, Amendment No.
         3(Registration Number 33-16366.)

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

10.1 Summit Bank Corporation 1987 Key Employee Incentive Stock Option Plan, as amended and restated as of February 28, 1989 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.2     Form of Summit Bank Corporation Organizer's Warrant Agreement
         (incorporated by reference to Exhibit 10.4 of Summit Bank Corporation's
         Registration Statement on Form S-1 (Registration Number 33-16366.)

10.3     Lease Agreement dated December 3, 1993, between Baker Dennard Co.,
         Lessor, and Summit National Bank, Lessee (incorporated by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.4 SBA Guaranteed Loan Origination Agreement dated as of August 22, 1990, by and between The Summit National Bank and Government Loan Service
         Corporation, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1993.)

10.5 Lease amendment, assignment, assumption and consent agreement by and between the Summit National Bank, Lessee; Vinings Bank & Trust,
         National Association; and Metropolitan Life Insurance Company, Lessor, dated December 31, 1993 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1993.)

10.6     Lease agreement dated June 16, 1995, between ZML-Paces Limited
         Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.7     Change in Control Agreement dated August 25, 1995 by and between Pin
         Pin Chau, President of the Summit National Bank, and the Summit
         National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.8     Change in Control Agreement dated August 25, 1995 by and between David
         Yu, Chairman of the Summit National Bank, and the Summit National Bank
         (incorporated by reference to Exhibit 10.8 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9     Change in Control Agreement dated August 25, 1995 by and between Alec
         Dudley, Executive Vice President of the Summit National Bank, and the
         Summit National Bank (incorporated by reference to Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.9     Change in Control Agreement dated August 25, 1995 by and between Gary
         K. McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995.)

10.10    Agreement to purchase real estate dated December 18, 1995 between SBC
         Properties, L.L.C. (as agent for the Summit National Bank) and SunTrust
         Bank, Atlanta (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.11    Agreement to purchase real estate dated June 20, 1996 between The              82
         Summit National Bank and Nationsbank, NA.

11.1     Statement Regarding Computation of Per Share Earnings                          79

21.1     Subsidiaries of Summit Bank Corporation                                        80

27.1     Financial Data Schedule (for SEC use only)                                     81