Form 10-Q
period 1997-03-31
SUMMIT BANK CORP
filed 1997-05-13
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________  to ________________

                         Commission File Number 33-16366

                             SUMMIT BANK CORPORATION
             (Exact name of Registrant as specified in its charter)

                         GEORGIA                                58-1722476
           (State or other jurisdiction of                     (IRS Employer
            incorporation or organization)                  Identification No.)

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

         Yes  X                                    No
             ---                                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.


            Class                                Outstanding at May 1, 1997
            -----                                --------------------------
Common Stock. $.0l par value                              1,407,688

                      The Exhibit Index Appears on Page 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                     March 31,   December 31,
(In thousands)                                                         1997          1996
---------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                              $   7,465    $   7,443
Federal funds sold                                                       6,100       15,900
Interest-bearing deposits in other banks                                    26           74
Investment securities available for sale, at fair value                 51,819       37,903
Other investments                                                          758          681
Loans, net of unearned income                                           89,273       82,778
Loans held for sale                                                         --        3,030
Less:  allowance for loan losses                                        (1,878)      (1,931)
---------------------------------------------------------------------------------------------
       Net loans                                                        87,395       83,877
---------------------------------------------------------------------------------------------
Premises and equipment, net                                              4,526        4,574
Customers' acceptance liability                                            725        1,184
Other real estate                                                           --           --
Deferred income taxes                                                      511          392
Other assets                                                             2,379        2,220
---------------------------------------------------------------------------------------------
       Total assets                                                  $ 161,704    $ 154,248
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                                       $  27,475    $  27,381
    Interest-bearing:
       Demand                                                           41,213       39,487
       Savings                                                           5,919        6,288
       Time, $100,000 and over                                          23,109       23,109
       Other time                                                       42,887       36,634
---------------------------------------------------------------------------------------------
       Total deposits                                                  140,603      132,899
---------------------------------------------------------------------------------------------

Obligation under capital lease                                             109          118
Other borrowed funds                                                     1,757        1,657
Acceptances outstanding                                                    725        1,184
Other liabilities                                                        1,471        1,454
---------------------------------------------------------------------------------------------
       Total liabilities                                               144,665      137,312
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                            14           14
    Additional paid-in capital                                          12,123       12,123
    Retained earnings                                                    5,009        4,710
    Net unrealized holding (losses)/gains on investment securities
       available for sale, net of income taxes                            (107)          89
---------------------------------------------------------------------------------------------
       Total stockholders' equity                                       17,039       16,936
---------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                    $ 161,704    $ 154,248
=============================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                  Three months
                                                                 ended March 31,
                                                                -----------------
(Dollars in thousands, except share and per share amounts)      1997         1996
---------------------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                 $    2,340   $    2,130
     Interest-bearing deposits in other banks                       1            1
     Federal funds sold                                           129           57
     Investment securities-taxable                                226          112
     Mortgage-backed securities                                   504          463
----------------------------------------------------------------------------------
        Total interest income                                   3,200        2,763
----------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                             296          346
     Other deposits                                               898          725
     Short-term borrowings and obligation
        under capital lease                                        21           14
----------------------------------------------------------------------------------
        Total interest expense                                  1,215        1,085
----------------------------------------------------------------------------------

        Net interest income                                     1,985        1,678
Provision for loan losses                                         125          141
----------------------------------------------------------------------------------
        Net interest income after provision
          for loan losses                                       1,860        1,537
----------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                      247          275
     SBA loan servicing fees                                      111          111
     Service charge income                                         58           52
     Overdraft and NSF charges                                    110           80
     Gains on sales of loans                                       --          167
     Net gains on sales of investment securities                   --          116
     Other                                                         79           92
----------------------------------------------------------------------------------
        Total non-interest income                                 605          893
----------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                               916          829
     Equipment                                                    154          115
     Net occupancy                                                122           97
     Other operating expenses                                     625          415
----------------------------------------------------------------------------------
        Total non-interest expenses                             1,817        1,456
----------------------------------------------------------------------------------
     Income before income taxes                                   648          974
----------------------------------------------------------------------------------
Income tax expense                                                237          373
----------------------------------------------------------------------------------
     Net income                                            $      411   $      601
----------------------------------------------------------------------------------
Net income per common share and common share equivalents   $      .25   $      .38
----------------------------------------------------------------------------------
Weighted-average common shares outstanding and
     common share equivalents                               1,644,793    1,630,610
----------------------------------------------------------------------------------
Dividends declared per common share                        $      .08   $      .07
==================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Three months
                                                                           ended March 31,
                                                                          ----------------
(In thousands)                                                            1997        1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $    411    $    601
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of leasehold improvements                  82          64
    Net amortization of premiums/discounts on
       investment securities                                                 18          25
    Amortization of negative goodwill                                       (28)        (27)
    Provision for loan losses                                               125         141
    Gains on sales of loans                                                  --        (167)
    Proceeds from sales of loans                                             --       1,014
    Net gains on sales of investment securities                              --        (116)
Changes in other assets and liabilities:
    (Increase) decrease in other assets                                    (159)      2,907
    Increase (decrease) in other liabilities                                 45         (45)
-------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                494       4,397
-------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale      1,000       1,350
Principal collections on investment securities available for sale         1,148       1,061
Proceeds from sales of investment securities available for sale              --       1,920
Purchases of investment securities available for sale                   (16,474)     (8,191)
Loans made to customers, net of principal collected on loans             (3,643)     (5,346)
Purchases of premises and equipment                                         (34)       (626)
-------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (18,003)     (9,832)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                               1,451       2,223
Net increase in time deposits                                             6,253       4,350
Principal payments for obligation under capital lease                        (9)         (8)
Dividends paid                                                             (112)        (98)
Net increase in borrowed funds                                              100       1,000
-------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              7,683       7,467
-------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (9,826)      2,032
Cash and cash equivalents at beginning of period                         23,417      10,805
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $ 13,591    $ 12,837
===========================================================================================

Supplemental disclosures of cash paid during the period:
   Interest                                                            $  1,187    $  1,212
   Income taxes                                                        $     --    $     --
===========================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

2.       ACCOUNTING POLICIES

         Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three-month period ended March 31, 1997

Performance Overview

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $411,200 for the first quarter of 1997, representing a 32% decrease compared to earnings for the same period last year. The earnings decrease is attributed to gains recognized in first quarter 1996 on sales of investment securities and gains on sales of government guaranteed Small Business Administration ("SBA") loans. Deposit growth from branch expansion has been strong, producing over $15 million of new deposits from the two new branches which opened in May and November 1996. As a result of this increase we are now positioned to retain the government guaranteed portion of new SBA loans in our loan portfolio, rather than selling such guaranteed portions for short-term gains. Management believes that while this strategy will result in a decline in short-term non-interest income, the offset will be considerably higher levels of net interest income from a larger loan portfolio. Therefore, the Company did not sell any interest earning assets this quarter. Net earnings per share for first quarter 1997 were $.25 as compared to $.38 for first quarter 1996. The annualized return on average stockholders' equity for 1997 was 9.7% versus 15.5% for the 1996 three-month period, while the return on average assets was 1.06% compared to 1.80% in 1996. Book value per share increased to $12.10 at March 31 1997, from $12.03 at December 31, 1996 and $11.15 at March 31, 1996. In first quarter 1997, the Company approved a dividend increase to $.09 per share per quarter beginning in the second quarter. This follows a trend of consistent annual increases since the Company began paying dividends to shareholders in 1995.

Total assets at March 31, 1997 were $162 million, an increase of 17% during the last twelve months and 5% since year end 1996. Total deposits have grown $24 million, or 21%, during the last twelve months and $8 million, or 6%, since December 31, 1996. Much of the deposit growth has come from the Company's branch expansion in Cobb and Gwinnett counties. Net loans increased $3.5 million, or 4%, to $87.4 million, since December 31, 1996. During the last twelve months net loans grew 9%, or $7 million.

Investment in premises and equipment increased to $4.5 million at March 31, 1997 as compared to $3.5 million at March 31, 1996. This increase represents the purchase of the Peachtree Corners branch site acquired by the Bank in 1996, as well as applicable furniture, fixtures and equipment. This branch is located in the rapidly growing Gwinnett county market and has shown promise in its growth of deposits, particularly demand deposits, indicating the establishment of new small business relationships.

Net interest income increased 18.3% to $2 million during first quarter 1997 compared to the same period in 1996, primarily due to a higher volume of interest earning assets. The Company's net interest margin through March 31, 1997 increased to 5.65% from 5.55% for the comparable period in 1996 due, also, to the higher level of average earning assets.

Provision for loan losses decreased to $125,000 from $141,000 for the respective first quarters of 1997 and 1996. Gross charged off loans for the quarter ended March 31, 1997 were $234,000 offset by recoveries of $56,000, resulting in an annualized net charge-off rate of .80% of total loans. Although this is an increase from first quarter 1996 results of .02% of total loans, management believes this remains an acceptable rate. Net loan charge-offs were .19% for the year ended December 31, 1996. The government guaranteed portion of some of the charge-offs are expected to be recovered later in 1997. Non-interest income decreased 32% to $605,000 for first quarter 1997 from $893,000 for the same period in 1996. Non-interest income during first quarter 1996 included $116,000 of gains on sales of investment securities and $167,000 of net gains from sales of SBA loans. As previously discussed, no interest earning assets were sold in first quarter 1997 because of strong deposit growth which has enabled the Company to hold SBA loans. Service charges on deposit accounts, coupled with overdraft and insufficient funds charges, increased $36,000 to $168,000 in first quarter 1997 from $132,000 in the comparable quarter 1996.

Non-interest expenses increased 25% in the first quarter of 1997 as compared to the same period last year. This increase was largely attributed to the Bank's addition of two new branch locations after first quarter 1996. Personnel expenses increased $86,000, or 10%, comparing first quarters 1997 and 1996, to accommodate the branch staffing. Moreover, occupancy and equipment costs increased $25,000 and $39,000, respectively, in the first quarter 1997, from same period in 1996. Of these increases, $13,500 and $31,500, respectively, are directly related to the two new branches. Other operating expenses increased 51% to $625,000 for the year to date 1997 compared to the same quarter last year. The largest portion of the increase, $94,000, was a result of three separate operating losses realized in March 1997 from fraudulent accounts and/or checks. Marketing expenses also increased $29,000 as compared to the three-month period last year. This increase was the continued result of a heightened advertising campaign and costs associated with branch expansion. The Company's efficiency ratio for three-month period of 1997 was 70% as compared to 57% for the same period last year due to the high operating expenses as previously discussed. The efficiency rate is expected to improve as the new branches mature and become more profitable.

Asset Quality

Non-performing assets decreased to $767,000 at March 31, 1997 compared to $922,000 at year end 1996. Non-performing assets represented .86% of total loans as of March 31, 1997 compared to 1.07% at December 31, 1996. The total of non-performing loans at March 31, 1997 represents only one credit for which the Bank believes it is well secured. The Company had no loans 90 days or more past due and still accruing at March 31, 1997.

                              NON-PERFORMING ASSETS

                                                             March 31,       December 31,
(Dollars in thousands)                                         1997              1996
-----------------------------------------------------------------------------------------
Loans on nonaccrual                                            $767              $922

Other real estate                                                --                --

Restructured loans                                               --                --
-----------------------------------------------------------------------------------------

    Total non-performing assets                                $767              $922
=========================================================================================

Loans 90 days past due and still accruing interest             $ --                --

Total non-performing assets as a
    percentage of total loans and ORE                           .86%             1.07%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                     --%               --%


The allowance for loan losses decreased to $1,878,000 at March 31, 1997 from $1,931,000 at year end 1996, an decrease of 3%. Loan losses have increased slightly this year with gross charge-offs of $234,000 offset by recoveries of $56,000, resulting in a net annualized charge-off rate of .80% of average total loans compared to .19% for the entire year of 1996. However, some of the loans charged off were fully guaranteed SBA loans for which the Company is expected to receive reimbursement from the SBA and subsequently record such as recoveries. The allowance for loan losses represented 2.10% and 2.25%, respectively, of total loans outstanding at March 31, 1997 and December 31, 1996.

             ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 1997

         (In thousands)
         -----------------------------------------------------------------------
         Allowance for loan losses at December 31,  1996                  $1,931

         -----------------------------------------------------------------------

         Charge-offs:
           Commercial, financial, and agricultural                           217
           Real estate                                                        --
           Installment loans to individuals                                   17
         -----------------------------------------------------------------------

                Total                                                        234
         -----------------------------------------------------------------------

         Recoveries:
           Commercial, financial, and agricultural                            50
           Real estate                                                        --
           Installment loans to individuals                                    6
         -----------------------------------------------------------------------

                Total                                                         56
         -----------------------------------------------------------------------

                Net charge-offs                                              178
         -----------------------------------------------------------------------

         Provision for loan losses charged to income                         125
         -----------------------------------------------------------------------

         Allowance for loan losses at March 31, 1997                      $1,878
         -----------------------------------------------------------------------


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has continued to improve during 1997 as a result of the strong growth in deposits. At March 31, 1997, the Company's net loan to deposit ratio was 62.2%, down from 63.1% at year end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $103,000 to $17 million at March 31, 1997, an increase of 1% from December 31, 1996, and 9% from March 31, 1996. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio declined to 9.3% at March 31, 1997 compared to 10.2% at year end 1996 primarily as a result of asset growth. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 1997, the Bank had a risk-weighted total capital ratio of 16.4% and a Tier 1 risk-weighted capital ratio of 15.1% which compares favorably to year end 1996 ratios of 15.6% and 14.2%, respectively.

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

                                      DATE:        May 13, 1997
                                           -------------------------------------

                                INDEX TO EXHIBITS

Exhibit                                                                            Page
-------                                                                            ----
11.1              Statement Regarding Computation of Per Share Earnings             13

27.1              Financial Data Schedule (for SEC use only)                        14