Form 10-Q
period 1997-06-30
SUMMIT BANK CORP
filed 1997-08-11
CIK 820067

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

                 Yes   X                   No
                    ------                     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                 Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                 Class                  Outstanding at August 7, 1997
                 -----                  -----------------------------
      Common Stock. $.0l par value                  1,447,053

                      The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                    June 30,                  December 31,
(In thousands)                                                        1997                        1996
----------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                           $    8,510                  $    7,443
Federal funds sold                                                         0                      15,900
Interest-bearing deposits in other banks                                  72                          74
Investment securities available for sale, at fair value               52,085                      37,903
Other investments                                                        934                         681
Loans, net of unearned income                                         85,472                      82,778
Loans held for sale                                                    5,527                       3,030
Less:  allowance for loan losses                                      (1,760)                     (1,931)
----------------------------------------------------------------------------------------------------------
      Net loans                                                       89,239                      83,877
----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                            4,449                       4,574
Customers' acceptance liability                                        1,405                       1,184
Other real estate                                                         --                          --
Deferred income taxes                                                    436                         392
Other assets                                                           4,837                       2,220
----------------------------------------------------------------------------------------------------------
   Total assets                                                  $   161,967                  $  154,248
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                    $    29,276                  $   27,381
   Interest-bearing:
      Demand                                                          32,063                      39,487
      Savings                                                          6,449                       6,288
      Time, $100,000 and over                                         24,730                      23,109
      Other time                                                      38,964                      36,634
----------------------------------------------------------------------------------------------------------
      Total deposits                                                 131,482                     132,899
----------------------------------------------------------------------------------------------------------

Obligation under capital lease                                           100                         118
Other borrowed funds                                                   9,728                       1,657
Acceptances outstanding                                                1,405                       1,184
Other liabilities                                                      1,479                       1,454
----------------------------------------------------------------------------------------------------------
      Total liabilities                                              144,194                     137,312
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                           14                          14
   Additional paid-in capital                                         12,158                      12,123
   Retained earnings                                                   5,540                       4,710
   Net unrealized holding gains on investment securities
      available for sale, net of income taxes                             61                          89
----------------------------------------------------------------------------------------------------------
      Total stockholders  equity                                      17,773                      16,936
----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders  equity                 $   161,967                  $  154,248
==========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                       Three months                 Six months
                                                                       ended June 30,             ended June 30,
(Dollars in thousands, except share and per share amounts)           1997         1996          1997         1996
------------------------------------------------------------------------------------------------------------------
Interest income
    Loans, including fees                                         $    2,387     $ 2,110      $ 4,727      $ 4,240
    Interest-bearing deposits in other banks                               1           1            2            2
    Federal funds sold                                                    23          34          152           90
    Investment securities-taxable                                        345         180          571          292
    Mortgage-backed securities                                           556         471        1,060          934
------------------------------------------------------------------------------------------------------------------
       Total interest income                                           3,312       2,796        6,512        5,558
------------------------------------------------------------------------------------------------------------------

Interest expense
    Time deposits, $100,000 and over                                     361         318          657          693
    Other deposits                                                       875         783        1,773        1,485
    Short-term borrowings and obligation
       under capital lease                                                97          20          118           28
------------------------------------------------------------------------------------------------------------------
       Total interest expense                                          1,333       1,121        2,548        2,206
------------------------------------------------------------------------------------------------------------------

       Net interest income                                             1,979       1,675        3,964        3,352
Provision for loan losses                                                135         146          260          287
------------------------------------------------------------------------------------------------------------------
       Net interest income after provision
         for loan losses                                               1,844       1,529        3,704        3,065
------------------------------------------------------------------------------------------------------------------

Non-interest income
    Fees for international banking services                              321         283          568          558
    SBA loan servicing fees                                              111         123          222          234
    Service charge income                                                 68          43          126           95
    Overdraft and NSF charges                                            100          92          210          172
    Gains on sales of loans                                              208         184          208          351
    Net gains on sales of investment securities                           19          --           19          116
    Other                                                                 95          70          174          162
------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                         922         795        1,527        1,688
------------------------------------------------------------------------------------------------------------------

Non-interest expenses
    Salaries and employee benefits                                       896         836        1,812        1,665
    Equipment                                                            153         106          307          221
    Net occupancy                                                        128         102          250          199
    Other operating expenses                                             617         541        1,242          955
------------------------------------------------------------------------------------------------------------------
       Total non-interest expenses                                     1,794       1,585        3,611        3,040
------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                           972         739        1,620        1,713
------------------------------------------------------------------------------------------------------------------
Income tax expense                                                       314         273          551          646
------------------------------------------------------------------------------------------------------------------
    Net income                                                    $      658    $    466     $  1,069      $ 1,067
------------------------------------------------------------------------------------------------------------------
Net income per common share and common share equivalents          $      .40    $    .29     $    .65      $   .67
------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding and
    common share equivalents                                       1,631,272   1,630,610    1,638,526    1,630,610
------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                               $      .09    $    .08     $    .17    $     .15
==================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Six months
                                                                                       ended June 30,
(In thousands)                                                                      1997             1996
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                       $  1,069         $  1,067
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of leasehold improvements                           159              130
    Deferred tax benefit                                                              (28)            (142)
    Net amortization of premiums/discounts on
      investment securities                                                            41               39
    Amortization of negative goodwill                                                 (55)             (55)
    Provision for loan losses                                                         260              287
    Gains on sales of loans                                                          (208)            (351)
    Proceeds from sales of loans                                                       --            3,281
    Net gains on sales of investment securities                                       (19)            (116)
Changes in other assets and liabilities:
    (Increase) decrease in other assets                                              (620)           3,064
    Increase (decrease) in other liabilities                                           80             (881)
----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           679            6,323
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                1,000            1,350
Principal collections on investment securities available for sale                   2,543            2,740
Proceeds from sales of investment securities available for sale                    13,966            1,920
Purchases of investment securities available for sale                             (32,010)         (13,004)
Loans made to customers, net of principal collected on loans                       (7,411)          (9,219)
Purchases of premises and equipment                                                   (34)            (823)
----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (21,946)         (17,036)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net (decrease) increase in demand and savings deposits                             (5,368)           1,403
Net increase in time deposits                                                       3,951            8,478
Principal payments for obligation under capital lease                                 (18)             (16)
Proceeds from issuance of common stock                                                 35               --
Dividends paid                                                                       (239)            (211)
Net increase in borrowed funds                                                      8,071            1,000
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           6,432           10,654
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (14,835)             (59)
Cash and cash equivalents at beginning of period                                   23,417           10,805
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  8,582         $ 10,746
==========================================================================================================
Supplemental disclosures of cash paid during the period:
  Interest                                                                       $  2,245         $  2,803
  Income taxes                                                                   $    357         $    775
==========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

3.   DERIVATIVES DISCLOSURES

     In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

4.   OTHER BORROWINGS

     The Company has a $16 million credit line with the Federal Home Loan Bank on which it drew $5 million in April 1997 for a three month term. This advance bore an interest rate of 5.82% and was fully collateralized by investment securities owned by the Bank.

5.   RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month and six-month periods ended June 30, 1997 and 1996

Performance Overview

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $658,000 for the second quarter of 1997, representing a 41% increase over earnings for the same period last year. The strong earnings improvement for the quarter is attributed to the continued increase in interest income resulting primarily from a higher volume of earning assets. Since June 30, 1996, the Company's earning assets have grown $18 million, or 14.2%. Net earnings per share for second quarter 1997 were $.40 as compared to $.29 for second quarter 1996. Six-month earnings for 1997 were $1,069,000 compared to $1,067,000 last year. While earnings were flat for the comparable six-month periods, a significant factor to note is that core earnings have absorbed over $400,000 in additional costs this year associated with the two new branch locations opened in mid-to-late 1996. The annualized return on average stockholders' equity for 1997 was 12.4% compared to 13.7% for the 1996 six-month period due to continued equity growth. The return on average assets for the six month period was 1.3% compared to 1.6% in 1996. Book value per share increased to $12.59 at June 30, 1997, from $12.03 at December 31, 1996.

Net interest income increased 18% in second quarter 1997 to $2 million compared to the same period last year due to the Company's growth in earning assets.
For the six month comparable periods, 1997 net interest income also reflected a sharp increase of 18% to $4 million from $3.4 million. The Company's net interest margin through June 30, 1997 remained constant at 5.6% compared to last year.

Provision for loan losses declined to $135,000 compared to $146,000 for the respective second quarters of 1997 and 1996 as loan growth was somewhat slower in second quarter of this year. Gross charged-off loans for the six-months ended June 30, 1997 were $546,000, offset by recoveries of $115,000, resulting in an annualized net charge-off rate of .96% of total loans. While higher than 1996 net charge-offs of .02% for the same period, charge-offs in 1997 include $108,000 of fully guaranteed Small Business Administration ("SBA") loans, on which management expects full recovery during the last half of 1997. Non-interest income increased sharply by 16% to $922,000 in second quarter 1997 from $795,000 last year. Improvement in service charges on deposits accounted for $25,000 of this increase as the Company's average non-interest bearing checking deposits grew 18% compared to the second quarter of last year. Net gains from sales of loans accounted for $24,000 of the increase in non-interest income, increasing to $208,000 during the quarter, up from $184,000 for second quarter last year. This improvement was the result of slightly higher premiums on the sale of SBA loans since approximately the same volume of loans, $2 million, was sold during both periods. For the six-month comparable periods, non-interest income reflected a decline of 9.5%, to $1,527,000 in 1997 from $1,688,000 in 1996. This decrease was attributed to fewer sales of loans and investments. Net gains from loan sales and investment securities declined to $208,000 and $19,000, respectively, from $351,000 and $116,000, respectively, for the six-month period last year. Fees for international banking services also reflected improvement to $568,000 through June 30, 1997 compared to last year's total to date of $558,000.

Non-interest expenses increased 13% in the second quarter of 1997 as compared to the same period last year. This increase was mostly attributed to higher personnel and operating costs resulting from recent branch expansion. Total personnel costs increased $60,000 in 1997 over the comparable 1996 three month period and $147,000 over the comparable 1996 six-month period. The Bank has added eight staff positions, primarily branch related, in the last twelve months, bringing total full-time staff positions to 88 as compared to 80 at June 30, 1996. Equipment expenses increased $47,000, or 44%, to $153,000 in second quarter 1997 as compared to the same period last year. Occupancy expenses increased $26,000, or 25%, for the same periods. For the 1997 six-month period, equipment expenses and occupancy costs increased $86,000, and $51,000, respectively, over 1996. Branch expansion accounted for $33,000 of year-to-date equipment increases and $20,400 of the occupancy increases this year. Other operating expenses increased 14% for the three-month period ended June 30, 1997 as compared to second quarter 1996 as a result of normal growth. For the six month period, other operating expenses increased $287,000 in 1997 to $1,242,000. Marketing expenses were $20,000 higher this year compared to last year. Promotions for the new branches and regular advertising of bank products and services have continued. Data processing and telephone expenses have increased approximately $20,000 and $30,000, respectively, for the six month period of 1997 over 1996 also due in large part to the requirements of the additional branches. Other operating losses this year were $110,000 compared to last year of $65,000 due to certain fraud losses recognized in April 1997. The Company's efficiency ratio for the six-month period of 1997 was 66% compared to 60% for the same period last year.

Total assets at June 30, 1997 increased to $162 million, an increase of 15% during the last twelve months and 5% since year end 1996. Deposits reflected a $12 million increase since June 30, 1996, or 10%, yet remain relatively unchanged at $131 million compared to year-end 1996. This was due to approximately $7 million in temporary customer deposits held on December 31, 1996 that were withdrawn during first quarter 1997. The Bank's newest branch, since opening in December 1996, has brought in $7.5 million of deposits which offset the outflow of the temporary funds. Net loans increased $5.4 million to $89 million at June 30, 1997, representing a 6% increase since December 31, 1996. During the last twelve months net loans have increased 9%, or $7 million, from $82 million at June 30, 1996. In second quarter 1997, the Company had $5 million borrowed under an advance from the Federal Home Loan Bank. Other assets increased to $4.8 million at June 30, 1997 from $2.2 million at year-end 1996 reflecting a receivable from the sale of $2 million in SBA loans.


Asset Quality

Non-performing assets increased to $1,770,000 at June 30, 1997 compared to $922,000 at year end 1996. Non-performing assets represented 1.95% of total loans as of June 30, 1997 compared to 1.07% at December 31, 1996. While higher than year-end, total non-accrual loans at June 30, 1997 included $551,000 of loans that are fully guaranteed by the SBA, and one conventional loan of $758,000 that is fully secured by commercial real estate. The Company had $1,012,000 of loans 90 days or more past due at June 30, 1997, all of which were on non-accrual status.

                             NON-PERFORMING ASSETS

                                                                 June 30,              December 31,
(Dollars in thousands)                                             1997                   1996
---------------------------------------------------------------------------------------------------
Loans on nonaccrual                                             $   1,770                  $    922

Other real estate                                                      --                        --

Restructured loans                                                     --                        --
---------------------------------------------------------------------------------------------------
   Total non-performing assets                                  $   1,770                  $    922
===================================================================================================
Loans 90 days past due and still accruing interest              $      --                  $     --

Total non-performing assets as a
   percentage of total loans and ORE                                 1.95%                     1.07%

Loans ninety days past due and still accruing
   interest as a percentage of total loans                             --%                       --%


The allowance for loan losses was $1,760,000 at June 30, 1997 compared to $1,931,000 at year end 1996, a decrease of 8.8%. This was a result of the recognition of higher net charge-offs which the Bank had previously fully reserved. Included in this year's charge-offs are $108,000 of fully guaranteed SBA loans which management expects full reimbursement from the SBA before year-end 1997. The allowance for loan losses represented 1.89% of total loans outstanding at June 30, 1997 compared to 2.33% in 1997. Gross charge-offs of $546,000 offset by recoveries of $115,000, resulted in a net annualized charge-off rate of .96% of average total loans compared to .19% for the entire year of 1996.

            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT JUNE 30,  1997

         (In thousands)
         ----------------------------------------------------------------------------------
         Allowance for loan losses at December 31,  1996                             $1,931
         ----------------------------------------------------------------------------------

         Charge-offs:
           Commercial, financial, and agricultural                                      519
           Real estate                                                                   --
           Installment loans to individuals                                              27
         ----------------------------------------------------------------------------------
               Total                                                                    546
         ----------------------------------------------------------------------------------

         Recoveries:
           Commercial, financial, and agricultural                                       92
           Real estate                                                                   --
           Installment loans to individuals                                              23
         ----------------------------------------------------------------------------------
               Total                                                                    115
         ----------------------------------------------------------------------------------
               Net charge-offs                                                          431
         ----------------------------------------------------------------------------------
         Provision for loan losses charged to income                                    260
         ----------------------------------------------------------------------------------
         Allowance for loan losses at June 30,  1997                                 $1,760
         ----------------------------------------------------------------------------------


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

The liquidity of the Company is primarily dependent on the Bank. Because the Company's principal operations are conducted through the Bank, it generates cash to pay dividends on the Common Stock primarily through dividends paid to it by the Bank. The Company is also dependent on dividends from the Bank to service its any debt and to conduct other activities. At June 30 ,1997, the Parent Company had no outstanding debt. The Bank's ability to pay dividends to the Company is limited by certain legal and regulatory restrictions. The Boards of Directors of the Company and the Bank presently intend that earnings of the Bank will be retained by the Bank during the foreseeable future for the purpose of enhancing the Bank's capital to support future growth, except to the extent dividends must be paid to the Company to service any debt and pay its operating expenses. As of June 30, 1997, and for the six month period ended on such date, the Company was principally dependent upon the Bank for its liquidity.

The Bank's liquidity has fluctuated during 1997 with changes in deposits balances, due in part to the movement of temporary funds, yet loan growth has been steady. At June 30, 1997, the Company's net loan to deposit ratio was 67.9%, up from 63.1% at year end. The Bank's liquid assets as a percent of total deposits were 51% at June 30, 1997. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, available federal funds lines and short-term borrowings to ensure that no potential shortfall exists. Additionally, the Bank has $11 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $837,000, or 4.9%, to $17.8 million at June 30, 1997, compared to the balance at December 31, 1996 and increased 13.2% since June 30, 1996. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 11.0 % at June 30, 1997 compared to 10.2% at year end 1996 as a result of asset growth. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 1997, the Bank had a risk-weighted total capital ratio of 16.4% and a Tier 1 risk-weighted capital ratio of 15.2% which compared favorably to year-end ratios of 15.6% and 14.2%, respectively.

                          PART II. - OTHER INFORMATION

Item 1.          Legal Proceedings - Not Applicable

Item 2.          Changes in Securities - Not Applicable

Item 3.          Defaults Upon Senior Securities - Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders

                 The 1997 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on May 10, 1997. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 25, 1997, for the purpose of electing eight members to the Board of Directors.

                 Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term.
                 Eight Class II Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2000: Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul C. Y. Chu, Cecil M. Phillips, Howard H. L. Tai, and P. Carl Unger. All eight nominees were elected.

                 Proxies for 78.6%, or 1,106,735 of the 1,407,688 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

                 Director                  For              Against          Abstain
                 --------                  ---              -------          -------
                 Peter M. Cohen            1,104,685                         2,050
                 Donald R. Harkleroad      1,100,182                         6,553
                 Daniel T. Huang           1,106,685                            50
                 Shafik H. Ladha           1,100,182                         6,553
                 Paul C. Y. Chu            1,104,685                         2,050
                 Cecil M. Phillips         1,098,182                         8,553
                 Howard H. L. Tai          1,106,685                            50
                 P. Carl Unger             1,106,685                            50

                 The following Class I and Class III directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Gerald L. Allison, James S. Lai, Roger C.C. Lin, Nack Y. Paek, Carl L. Patrick, Jr., David Yu, Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., and Pin Pin Chau.

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



                                      SUMMIT BANK CORPORATION

                                      BY: /S/ David Yu
                                          -------------------------------------
                                          David Yu
                                          President and Chief Executive Officer



                                      BY: /S/ Gary K. McClung
                                          -------------------------------------
                                          Gary K. McClung
                                          Executive Vice President
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          DATE:     August 11, 1997
                                               --------------------------------

                              INDEX TO EXHIBITS

Exhibit                                                                          Page
-------                                                                          ----
11.1               Statement Regarding Computation of Per Share Earnings           14

27.1               Financial Data Schedule (for SEC use only)                      15