Form 10-Q
period 1997-09-30
SUMMIT BANK CORP
filed 1997-11-12
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to ________________

                        Commission File Number 000-21267

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

                    Yes   X                    No
                       --------                  --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

           Class                       Outstanding at November 12, 1997
           -----                       --------------------------------
Common Stock. $.0l par value                       1,474,648


                      The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                        September 30,  December 31,
(In thousands)                                               1997          1996
----------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                 $       8,370  $     7,443
Federal funds sold                                              7,800       15,900
Interest-bearing deposits in other banks                           76           74
Investment securities available for sale, at fair value        51,273       37,903
Other investments                                               1,568          681
Loans, net of unearned income                                  90,924       82,778
Loans held for sale                                             2,955        3,030
Less:  allowance for loan losses                               (1,614)      (1,931)
----------------------------------------------------------------------------------
       Net loans                                               92,265       83,877
----------------------------------------------------------------------------------

Premises and equipment, net                                     4,394        4,574
Customers' acceptance liability                                 1,683        1,184
Other real estate                                                  --           --
Deferred income taxes                                             342          392
Other assets                                                    4,388        2,220
----------------------------------------------------------------------------------
    Total assets                                            $ 172,159    $ 154,248
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                              $  31,291    $  27,381
    Interest-bearing:
       Demand                                                  32,480       39,487
       Savings                                                  6,342        6,288
       Time, $100,000 and over                                 26,075       23,109
       Other time                                              41,217       36,634
----------------------------------------------------------------------------------
       Total deposits                                         137,405      132,899
----------------------------------------------------------------------------------

Obligation under capital lease                                     90          118
Other borrowed funds                                           12,581        1,657
Acceptances outstanding                                         1,683        1,184
Other liabilities                                               1,570        1,454
----------------------------------------------------------------------------------
       Total liabilities                                      153,329      137,312
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                   16           14
    Additional paid-in capital                                 12,648       12,123
    Retained earnings                                           6,017        4,710
    Net unrealized holding gains on investment securities
       available for sale, net of income taxes                    149           89
----------------------------------------------------------------------------------
       Total stockholders' equity                              18,830       16,936
----------------------------------------------------------------------------------

       Total liabilities and stockholders' equity           $ 172,159    $ 154,248
==================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                    Three months               Nine months
                                                                 ended September 30,        ended September 30,
(Dollars in thousands, except share and per share amounts)       1997           1996        1997           1996
----------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                  $    2,401   $     2,152    $    7,128   $    6,392
     Interest-bearing deposits in other banks                        2             1             4            3
     Federal funds sold                                             82            70           234          160
     Investment securities-taxable                                 288           188           859          480
     Mortgage-backed securities                                    572           454         1,632        1,388
---------------------------------------------------------------------------------------------------------------
        Total interest income                                    3,345         2,865         9,857        8,423
---------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                              360           310         1,017        1,003
     Other deposits                                                875           824         2,648        2,309
     Short-term borrowings and obligation
        under capital lease                                        183            22           301           50
---------------------------------------------------------------------------------------------------------------
        Total interest expense                                   1,418         1,156         3,966        3,362
---------------------------------------------------------------------------------------------------------------

        Net interest income                                      1,927         1,709         5,891        5,061
Provision for loan losses                                          135            99           395          386
---------------------------------------------------------------------------------------------------------------
        Net interest income after provision
          for loan losses                                        1,792         1,610         5,496        4,675
---------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                       327           248           895          806
     SBA loan servicing fees                                        90           122           312          356
     Service charge income                                          71            59           197          154
     Overdraft and NSF charges                                     100            83           310          255
     Gains on sales of loans                                       110            89           318          440
     Net gains (losses) on sales of investment securities          114           (11)          133          105
     Other                                                         101           201           275          363
---------------------------------------------------------------------------------------------------------------
        Total non-interest income                                  913           791         2,440        2,479
---------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                913           838         2,725        2,503
     Equipment                                                     138           127           445          348
     Net occupancy                                                 127           102           377          301
     Other operating expenses                                      577           546         1,819        1,501
---------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                              1,755         1,613         5,366        4,653
---------------------------------------------------------------------------------------------------------------
     Income before income taxes                                    950           788         2,570        2,501
---------------------------------------------------------------------------------------------------------------
Income tax expense                                                 343           297           894          943
---------------------------------------------------------------------------------------------------------------
     Net income                                             $      607   $       491    $    1,676   $    1,558
---------------------------------------------------------------------------------------------------------------
Net income per common share and common share equivalents    $      .37   $       .31    $     1.03   $      .97
---------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding and
     common share equivalents                                1,629,292     1,630,610     1,627,604    1,630,610
---------------------------------------------------------------------------------------------------------------
Dividends declared per common share                         $      .09   $       .08    $      .26   $      .23
===============================================================================================================

    See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Nine months
                                                                         ended September 30,
(In thousands)                                                           1997          1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $  1,676    $  1,558
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of leasehold improvements                308         196
     Deferred tax expense (benefit)                                          14        (177)
     Net amortization of premiums/discounts on
       investment securities                                                 58          42
     Amortization of negative goodwill                                      (83)        (82)
     Provision for loan losses                                              395         386
     Gains on sales of loans                                               (318)       (440)
     Proceeds from sales of loans                                         2,189       3,772
     Net gains on sales of investment securities                           (133)       (105)
Changes in other assets and liabilities:
     (Increase) decrease in other assets                                   (137)      2,918
     Increase (decrease) in other liabilities                               199        (978)
-------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              4,168       7,090
-------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale      5,000       1,850
Principal collections on investment securities available for sale         4,520       3,762
Proceeds from sales of investment securities available for sale          20,057       6,745
Purchases of investment securities available for sale                   (43,663)    (17,876)
Loans made to customers, net of principal collected on loans            (12,685)     (9,550)
Purchases of premises and equipment                                        (128)     (1,711)
-------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (26,899)    (16,780)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net (decrease) increase in demand and savings deposits                   (3,043)      2,361
Net increase in time deposits                                             7,549       8,440
Principal payments for obligation under capital lease                       (28)        (25)
Proceeds from issuance of common stock                                      527          --
Dividends paid                                                             (239)       (211)
Dividends paid                                                             (369)       (324)
Net increase in borrowed funds                                           10,924       1,511
-------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             15,560      11,963
-------------------------------------------------------------------------------------------

Net (increase)decrease in cash and cash equivalents                      (7,171)      2,273
Cash and cash equivalents at beginning of period                         23,417      10,805
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $ 16,246    $ 13,078
===========================================================================================

Supplemental disclosures of cash paid during the period:
   Interest                                                            $  3,875    $  4,214
   Income taxes                                                        $    700    $  1,001
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

3.    DERIVATIVES DISCLOSURES

      In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after September 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

4.    OTHER BORROWINGS

      The Company has a $16 million credit line with the Federal Home Loan Bank on which it drew $10 million in July 1997 for a six month term. This advance bears an interest rate of 5.75% and is fully collateralized by investment securities owned by the Bank.

5.    STOCKHOLDERS' EQUITY

      The Company issued stock warrants to certain founding shareholders of the Company in 1988 which mature in March 1998. The Company recently completed a registration with the Securities and Exchange Commission for the underlying shares of common stock into which the warrants are exercisable. At September 30, 1997, 43,215 of the 463,225 warrants originally issued were exercised at the option price of $10 per share, resulting in $432,150 additional paid in capital for the Company. The remaining warrants, if exercised, will generate up to $4.2 million of additional capital for the Company by March 1998.

6.    RECLASSIFICATIONS

      Certain 1996 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1997 presentation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the three-month and nine-month periods ended September 30, 1997 and
      1996

Performance Overview

Summit Bank Corporation and Subsidiaries (the "Company") reported net income of $607,000 for the third quarter of 1997, representing a 24% increase over earnings for the same period last year. The strong earnings improvement for the quarter is attributed to an increase in interest income resulting primarily from a higher volume of earning assets. Since September 30, 1996, the Company's earning assets have grown $15 million, or 12%. Net earnings per share for third quarter 1997 were $.37 as compared to $.31 for third quarter 1996. Nine-month earnings for 1997 were $1,676,000 compared to $1,558,000 last year, an increase of 8%. The annualized return on average stockholders' equity for the nine-month period ending September 1997 was 12.8% compared to 13.2% for the 1996 nine-month period due to strong equity growth. The return on average assets for the nine-month period was 1.4% compared to 1.5% in 1996. Book value per share increased to $12.89 at September 30, 1997, from $12.03 at December 31, 1996.

Net interest income increased 13% in third quarter 1997 to $2 million compared to the same period last year due to the Company's growth in earning assets. For the nine month comparable periods, 1997 net interest income also reflected a sharp increase of 16% to $6 million from $5 million. The Company's net interest margin through September 30, 1997 declined slightly to 5.34% from 5.54% compared to last year as a result of an increased volume of time deposits.

Provision for loan losses increased to $135,000 from $99,000 in the respective third quarters of 1997 and 1996 as loan charge-offs increased in third quarter of this year. Gross charged-off loans for the nine-months ended September 30, 1997 were $896,000, offset by recoveries of $184,000, resulting in an annualized net charge-off rate of 1.03% of total loans. Net charge-offs for the same period of 1996 were .22% of total loans. This year's charge-offs included three loans which totaled $595,000, or 66% of the total charged off. These loans were classified as substandard at the end of 1996 and, at that time, had 50% specific reserves allocated for them in the loan loss allowance.

Non-interest income increased sharply by 15%, to $913,000, in third quarter 1997 from $791,000 last year. Improvement in service charges on deposits, including overdraft and NSF fees, accounted for $29,000 of this increase as the Company's average non-interest bearing checking deposits grew 22% compared to the third quarter of last year, coupled with increased service charge rates. International fee income increased $79,000, or 32%, to $327,000 for third quarter 1997 compared to the comparable period in 1996. Net gains from sales of loans accounted for $21,000 of the increase in non-interest income, increasing to $110,000 during the quarter, up from $89,000 for third quarter last year. This improvement was the result of a higher volume of loans being sold in third quarter 1997, $2 million, compared to $1.1 million sold in the same period last year. For the nine-month comparable periods, non-interest income was relatively flat at $2,479,000 compared to $2,440,000 last year. The decrease of $122,000 in gains on sales of loans during the nine-month comparable periods, attributed to fewer cumulative sales of loans, was offset by a strong increase in deposit service charge and overdraft fees of $98,000 over the comparable 1996 nine-month period. Fees for international banking services also reflected improvement to $895,000 through September 30, 1997 compared to last year's total to date of $806,000, an 11% increase, resulting from the Bank's new business development efforts.

Non-interest expenses increased 9% to $1.8 million in the third quarter of 1997 as compared to the same period last year. This increase was mostly attributed to higher personnel and operating costs resulting from branch expansion. Total personnel costs increased $75,000 in 1997 over the comparable 1996 three-month period and $222,000 over the comparable 1996 nine-month period primarily as a result of additional staff positions. Equipment expenses did not significantly increase in third quarter 1997 compared to the same period in 1996, although equipment purchases, primarily for the new branches, increased year to date expenses by $97,000 compared to last year. Occupancy expenses increased $76,000, or 25%, for the nine-month comparable periods, also due mainly to branch expansion. Other operating expenses only increased 6% for the three-month period ended September 30, 1997 as compared to the same period in 1996 as a result of normal growth. For the nine-month comparable periods, other operating expenses increased $318,000, or 21%, in 1997 to $1,819,000. Data processing and telephone expenses in the aggregate have increased approximately $77,000 for the nine-month period of 1997 over 1996, also due in large part to the requirements of the additional branches. Total legal and accounting fees for the year to date 1997 were $85,000 higher than year to date 1996 fees due in part additional costs incurred for exploring new business opportunities. The Company's efficiency ratio for the nine-month period of 1997 was 64% compared to 62% for the same period last year. Total assets at September 30, 1997 increased to $172 million, an increase of 22% during the last twelve months and 12% since year end 1996. Deposits grew to $137 million, reflecting an increase of $17 million, since September 30, 1996, or 14%, and a $5 million increase since December 31, 1996. Time deposits have grown $7.5 million since year end while demand deposits have decreased $3 million. Since opening in 1996, the Bank's two newest branches have generated a total of $18 million in deposits and have expanded our presence in Cobb County as well as providing more awareness of our organization in Gwinnett County. Net loans increased $8.4 million to $92 million at September 30, 1997, representing a 10% increase since December 31, 1996. During the last twelve months net loans have increased 12%, or $10 million, from $82 million at September 30, 1996. The Bank originated $9.1 million and $6.6 million in SBA loans during the first nine-months of 1997 and 1996, respectively, while selling $4.1 million and $3 million of SBA guarantees in these respective periods. In third quarter 1997, the Company had $10 million borrowed under an advance from the Federal Home Loan Bank. This advance matures in January, 1998. Other assets increased to $4.4 million at September 30, 1997 from $2.2 million at year-end 1996 which includes a recorded receivable from the sale of $2 million in SBA guarantees.

Asset Quality

Non-performing assets increased to $1,996,000 at September 30, 1997 compared to $922,000 at year end 1996. Non-performing assets represented 2.17% of total loans as of September 30, 1997 compared to 1.07% at December 31, 1996. While higher than historic levels, total non-accrual loans at September 30, 1997 included $1,101,000 of loans that are fully guaranteed by the SBA, and one conventional loan of $746,000 that is fully secured by commercial real estate. The increase in SBA non-accrual loans is attributed to temporary delays by the SBA to timely process guarantee liquidations and is not reflective of overall change in portfolio quality. Six (6) SBA loans in non-accrual status representing $600,000 are expected to be fully liquidated during fourth quarter 1997. The Company had $1,126,000 of loans 90 days or more past due at September 30, 1997, all of which were on non-accrual status. At September 30, 1996, the Company had no loans 90 days or more past due.

                             NON-PERFORMING ASSETS

                                                                   September 30,               December 31,
(Dollars in thousands)                                                  1997                      1996
--------------------------------------------------------------------------------------------------------
Loans on nonaccrual                                                $    1,996                  $     922

Other real estate                                                          --                         --

Restructured loans                                                         --                         --
--------------------------------------------------------------------------------------------------------

    Total non-performing assets                                    $    1,996                  $     922
========================================================================================================

Loans 90 days past due and still accruing interest                 $       --                         --

Total non-performing assets as a
    percentage of total loans and ORE                                    2.17%                      1.07%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                                --%                        --%




The allowance for loan losses was $1,614,000 at September 30, 1997 compared to $1,931,000 at year end 1996, a decrease of 16%. This was as a result of the recognition of higher net charge-offs for which the Bank had reserved earlier. As previously mentioned, $595,000 of loans charged off had allocations of 50% specific reserves prior to January 1, 1997, and $52,000 were fully guaranteed by the SBA. The allowance for loan losses represented 1.76% of total loans outstanding at September 30, 1997 compared to 2.30% in 1996. Gross charge-offs of $896,000 offset by recoveries of $184,000, resulted in a net annualized charge-off rate of 1.03% of average total loans compared to .22% for the entire year of 1997.

          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1997


(In thousands)
-----------------------------------------------------------------------
Allowance for loan losses at December 31, 1996                   $1,931
-----------------------------------------------------------------------

Charge-offs:
  Commercial, financial, and agricultural                           858
  Real estate                                                        --
  Installment loans to individuals                                   38
-----------------------------------------------------------------------
       Total                                                        896
-----------------------------------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                           152
  Real estate                                                        --
  Installment loans to individuals                                   32
-----------------------------------------------------------------------
       Total                                                        184
-----------------------------------------------------------------------
       Net charge-offs                                              712
-----------------------------------------------------------------------
Provision for loan losses charged to income                         395
-----------------------------------------------------------------------
Allowance for loan losses at September 30, 1997                  $1,614
-----------------------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, nonperforming assets, internal credit ratings, concentrations of credit, and economic trends. Based on this analysis, management considers the allowance for loan losses at September 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

The liquidity of the Company is primarily dependent on the Bank. Because the Company's principal operations are conducted throughout the Bank, the Company generates cash to pay dividends on the Common Stock primarily through dividends paid to it by the Bank. The Company is also dependent on dividends from the Bank to service any debt and to conduct other activities. At September 30, 1997, the Company had no outstanding debt. The Bank's ability to pay dividends to the Company is limited by certain legal and regulatory restrictions. The Boards of Directors of the Company and the Bank presently intend that earnings of the Bank will be retained by the Bank during the foreseeable future for the purpose of enhancing the Bank's capital to support future growth, except to the extent dividends must be paid to the Company to service its debt and pay its operating expenses.

Liquidity has fluctuated during 1997 with changes in deposits balances, due in part to the movement of temporary funds, yet loan growth has been steady. At September 30, 1997, the Company's net loan to deposit ratio was 67.2%, up from 63.1% at year end. The Bank's liquid assets as a percent of total deposits were 50% at September 30, 1997 compared to 46% at December 31, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, available federal funds lines and short-term borrowings to ensure that no potential shortfall exists. Additionally, the Bank has $6 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $1.9 million, or 11.2%, to $18.8 million at September 30, 1997, compared to the balance at December 31, 1996 and increased 16.8% since September 30, 1996. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that most highly rated national banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 9.5% at September 30, 1997 compared to 9.3% at year end 1996. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 1997, the Bank had a risk-weighted total capital ratio of 16.7% and a Tier 1 risk-weighted capital ratio of 15.5% which compared favorably to year-end ratios of 15.6% and 14.2%, respectively.

The Company issued stock warrants to certain founding shareholders of the Company in 1988 which mature in March 1998. The Company recently completed a registration with the Securities and Exchange Commission for the underlying shares of common stock into which the warrants are exercisable. At September 30, 1997, 43,215 of the 463,225 warrants originally issued were exercised at the option price of $10 per share, resulting in $432,150 additional paid in capital for the Company. The remaining warrants, if exercised, will generate up to $4.2 million of additional capital for the Company by March 1998. The Board and management of the Company are currently pursuing several alternatives for the best utilization of this capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

                                    SUMMIT BANK CORPORATION

DATE:  November 12, 1997            BY:/s/ David Yu
     ---------------------------       -----------------------------
                                           David Yu
                                           President and Chief Executive Officer

DATE:  November 12, 1997            BY:/s/ Gary K. McClung
     ---------------------------       -----------------------------
                                           Gary K. McClung
                                           Executive Vice President
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                                                                    Page
-------                                                                    ----
11.1       Statement Regarding Computation of Per Share Earnings             14

27.1       Financial Data Schedule (for SEC use only)                        15