Form 10-K405
period 1997-12-31
SUMMIT BANK CORP
filed 1998-03-30
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                        Commission File Number 000-21267
                                               ---------

                             SUMMIT BANK CORPORATION
                             -----------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1998, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $26,511,533 as determined by the most recent trades of registrant's Common Stock known to the registrant. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

     As of March 15, 1998, there were 1,815,363 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 1998 Annual Shareholders' Meeting. Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

                             SUMMIT BANK CORPORATION
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                     Page
                                                                 ------------------------------------------
                                                                 Form            Annual             Proxy
                                                                 10-K            Report           Statement
                                                                 ------------------------------------------

                                    PART 1.

ITEM 1.         Business                                         3-12
                (a) Overview                                        3
                (b) Banking Services                              3-4
                (c) Location and Service Area                     4-5
                (d) Asian-American Market                           5
                (e) International Services Market                   5
                (f) Supervision and Regulation                   5-12
                (g) Competition                                    12
                (h) Employees                                      12
ITEM 2.         Properties                                         13
ITEM 3.         Legal Proceedings                                  13
ITEM 4.         Submission of Matters to a Vote of
                Security Holders                                   13

                                    PART II.

ITEM 5.         Market for Registrant's Common Equity
                and Related Stockholder Matters                    14
ITEM 6.         Selected Financial Data                            15
ITEM 7.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                     9-22
ITEM 8.         Financial Statements and Supplementary
                Data                                                             23-44
ITEM 9.         Not Applicable                                     16

                                    PART III.

ITEM 10.        Directors and Executive Officers of the
                Registrant                                                                           2-7
ITEM 11.        Executive Compensation                                                              9-13
ITEM 12.        Security Ownership of Certain
                Beneficial Owners and Management                                                 8,15-16
ITEM 13.        Certain Relationships and Related
                Transactions                                                                           7

                                    PART IV.

ITEM 14.        Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                 18-19

SIGNATURES                                                         20-21

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

Management believes the identified markets continue to provide significant growth opportunities for the Bank to further penetrate these markets by offering a variety of traditional and specialized banking services emphasizing personal service, cultural sensitivity and accessibility of management.

BANKING SERVICES

The Bank offers a full range of deposit services that are typically available at most banks and other financial institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts ("IRAs") are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount ($100,000 per depositor). The Bank solicits these accounts from individuals, businesses, associations, and governmental authorities.

There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan risks resulting from uncertainties as to the future value of the collateral. Management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balance and for specific loans when their ultimate collectibility is considered questionable.

The Bank offers a full range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. The Bank offers government guaranteed loans under the Small Business Administration ("SBA") loan program. After origination of these loans, the Bank usually sells the guaranteed portion of the loan (approximately 70%) resulting in gains on the sale. In addition, the Bank retains the servicing rights to these loans which generate servicing income on the portion sold. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also offers, through an alliance with Independent Mortgage Associates, Inc. ("IMA"), permanent mortgage loans. IMA pays a referral fee to the Bank for each mortgage loan closed.

In addition to deposit and loan services, the Bank's other domestic services include 24-hour multi-lingual telephone banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the HONOR and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout Georgia, the United States, and in various cities worldwide. The automated teller machine located at the Asian Banking Center branch location also offers multi-lingual screens for Asian patrons. The Bank also offers both VISA and MasterCard credit cards to its customers through a third party vendor.

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

LOCATION AND SERVICE AREA

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341, which is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in DeKalb County. The Bank has a 6,000 square foot branch facility situated within an 18,000 square foot office building owned by the Company which was completed in August 1994 located at 3490 Shallowford Road in Chamblee, DeKalb County, Georgia. The Bank has also leased a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings which it acquired in December 1993 through the purchase of Vinings Bank and Trust, N.A. ("Vinings".) In 1996, the Bank purchased a 4,560 square foot building situated on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia to serve as its fourth office and a 7,700 square foot building situated on approximately 1.3 acres located at 3280 Holcomb Bridge Road, Norcross, Georgia to serve as its fifth office.

The Bank's primary service area ("PSA") is comprised of a section of North Atlanta, Georgia located in portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. The PSA includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. The PSA is traversed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads in the East, and Interstate 75 in the West.

The Bank signed a letter of intent on January 13, 1998 to acquire a California chartered bank setting forth mutual intentions for the California institution to be acquired by the Bank. The tentative agreement provides for the Bank to purchase the institution for a cash price of $6.25 million. The institution had total (unaudited) assets of $40 million and stockholders' equity of $3 million at December 31, 1997. The merger is subject to execution of a definitive agreement and approval of the California Department of Financial Institutions, the Comptroller of the Currency, the California institution's shareholders, and any and all other necessary regulatory authorities, together with any and all necessary contractual and creditor consents.

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

Management believes the Bank's main and branch offices are convenient to a large number of Atlanta's Asian-Americans. At year-end 1997, approximately 50% of the Bank's customers were Asian-American. The oldest and largest church serving the Korean community is also located within the Bank's PSA.

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

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management is of the opinion that the commercial and political risks are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 1997, the total outstanding under such facilities was $1,630,616.

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

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The Office of the Comptroller of the Currency (the "OCC") regularly examines the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $3.6 million plus 1998 net earnings of the Bank.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 17.8% and 16.5%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 11.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTION

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiary. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institution of the Company is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the subsidiary would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The capital levels established for each of the categories are as follows:

====================================================================================================================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
====================================================================================================================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Adequately Capitalized     4% or more           8% or more                4% or more                      --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================

For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized;

(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately
65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Because the Bank's risk classification was, and still is, the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1997, nor will it be required to pay a deposit insurance assessment in 1998. The Bank was required to pay the FICO assessments in 1997 and will also be required to pay these assessments in 1998. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

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

FISCAL AND MONETARY POLICY

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

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

EMPLOYEES

As of March 15, 1998, the Bank had 90 full-time equivalent employees. Except to support normal growth of business, additional hiring is not anticipated in 1998. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

ITEM 2.  PROPERTIES

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story 100,000 square foot office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has signed a lease for 19,403 square feet on the main and third floors of the building, which lease provides base rental at $14.25 per square foot per annum during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per annum. The initial term of the lease expires in December 1998. The main office on the first floor contains 8,897 square feet of space which includes six teller stations, two customer services stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor of the main office houses the international department, personnel department, the operations department, and the executive offices.

The Company owns an office building containing 16,639 square feet of leasable space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Company leases 6,000 square feet of space to the Bank at a cost of $12.00 per square foot for a branch office. The Bank also leases 760 square feet on the third floor which is provided for Independent Mortgage Associates. The Company currently has leased 9,879 square feet to other tenants which leases provide base rental rates from $12.53 to $14.19 per square foot per annum. The Company incurred a total cost of $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office provides six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

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

In January 1996, the Bank acquired a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This office contains six teller stations, one drive-up window, three drive-in lanes, three offices for lending officers and management and also has a walk-up ATM. The branch opened in May 1996. In August 1996, the Bank acquired a two-story 7,700 square foot building situated on 1.3 acres located at 3280 Holcomb Bridge Road, Norcross, Georgia. This office contains eight teller stations, one drive-up window, three drive-in lanes, six offices for lending officers and management on the ground floor and a drive-through ATM. The second floor contains additional office space which will be used at a later date. The branch opened in November 1996.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has three market makers in the common stock of the Company. The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". All transactions involving the sale and purchase of shares of the Common Stock known to the Company were facilitated through the three market makers. As of March 15, 1998 the quoted purchase price for the Company's shares was $22.38 per share. There were approximately 369 holders of record of the Company's Common Stock at March 15, 1998.

The Company began paying cash dividends in 1995 for a total of $.28 per share in that year. The Company paid a total of $.31 and $.35 per share in cash dividends in 1996 and 1997, respectively. Although the Company currently anticipates continuing the payment of cash dividends on a quarterly basis, there can be no assurance that Summit's dividend policy will remain unchanged in the future. The declaration and payment of dividends, thereafter, will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, the ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company, as to which there can be no assurance.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 9, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report of Shareholders which is incorporated by reference herein.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $505,000 to the Company in 1997. As of December 31, 1997, the Bank had cumulative net retained profits for 1996 and 1997 of $3,608,000, which is entirely available for dividends to the Company in 1998 plus 1998 net earnings, if any, of the Bank, provided that the necessary transfers of net profits to surplus were made. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.



(Dollars in thousands, except per share data)                                 As of December 31,

Balance Sheet Data                                       1997             1996             1995             1994              1993
                                                   -------------------------------------------------------------------------------
Total assets                                       $  180,296       $  154,248       $  130,076       $  108,146       $   104,526
Investment securities                                  62,962           38,584           32,702           19,274            19,970
Loans                                                  98,892           85,808           78,177           73,801            73,190
Allowance for loan losses                               1,468            1,931            1,686            1,603             1,774
Deposits                                              144,795          132,899          109,816           90,639            88,376
Federal Home Loan Bank advance                         10,000            1,000               --               --                --
Other borrowed funds                                    2,756              657               --               --               750
Obligations under capital lease                            81              118              152              166                --
Stockholders' equity                                   19,778           16,936           15,413           13,273            11,441

                                                 Year Ended December 31,

Statement of Income Data                                 1997             1996             1995             1994              1993
                                                   -------------------------------------------------------------------------------
Interest income                                    $   13,475       $   11,356       $   10,101       $    8,155       $     6,117
Interest expense                                        5,470            4,520            4,070            2,800             2,354
Net interest income                                     8,005            6,836            6,031            5,355             3,763
Provision for loan losses                                 540              404              397              430               611
Net interest income after
  provision for loan losses                             7,465            6,432            5,634            4,925             3,152
Non-interest income                                     3,460            3,361            3,311            3,050             2,635
Non-interest expenses                                   7,156            6,411            5,802            5,209             4,211
Income tax expense (benefit)                            1,319            1,174            1,042              838               (82)
Net income                                         $    2,450       $    2,208       $    2,101       $    1,928       $     1,658

Per Share Data
Book value per share at year end                   $    13.28       $    12.03       $    10.95       $     9.43       $      8.13
Basic earnings per share                                 1.71             1.57             1.49             1.37              1.18
Diluted earnings per share                               1.50             1.43             1.49             1.37              1.18
Weighted-average shares outstanding - basic         1,436,023        1,407,688        1,407,688        1,407,688         1,407,688
Weighted-average shares outstanding - diluted       1,632,586        1,546,332        1,414,670        1,407,688         1,407,688
Dividends declared                                 $      .35       $      .31       $      .28               --                --
Dividend payout ratio                                   20.47%           19.75%           18.79%              --                --

Ratios
Return on average assets                                 1.47%            1.59%            1.74%            1.78%             1.95%
Return on average equity                                13.36%           13.80%           15.09%           15.65%            16.02%
Average equity/average assets                           11.03%           11.53%           11.51%           11.37%            12.21%
Net interest margin                                      5.26%            5.44%            5.50%            5.39%             4.82%
Non-performing assets/total loans
  and other real estate                                  1.80%            1.07%             .14%             .37%             2.67%
Allowance for loan losses/total loans                    1.48%            2.25%            2.16%            2.17%             2.42%
Non-interest expense/net
  interest income and non-interest income               62.42%           62.87%           62.11%           61.98%            65.82%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the 1997 Annual Shareholders' Report -- See Cross Reference Index on page 2.

The Company has not provided quantitative and qualitative disclosures of market risk as required by Item 305 of Regulation S-K because it meets the requirements of a small business issuer.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 1997 Annual Shareholders' Report -- See Cross Reference Index on page 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        1. Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, are incorporated by reference to the 1997 Annual Shareholders' Report -- See Cross Reference Index on page 2.

        2. Financial Statement Schedules - These are omitted as they are not required or are not applicable.

        3. Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number               Exhibit

 3.1 Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.2 of Summit Bank Corporation's Registration Statement on Form S-1, Amendment No. 3 (Registration Number 33-16366)).

 3.2 Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.)

 4.1 The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, (incorporated by reference to Exhibits 3.1 and
        3.2 respectively, to the Company's Annual Report on Form 10-K for the year ended December 1994).

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

10.4 Lease agreement dated June 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 10.5* Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 10.6* Change in Control Agreement dated August 25, 1995 by and between David Yu, Chairman of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 10.7* Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 10.8* Change in Control Agreement dated August 25, 1995 by and between Gary McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 10.9 Agreement to purchase real estate dated December 18, 1995 between SBC Properties, L.L.C. (as agent for the Summit National Bank) and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.10 Agreement to purchase real estate dated June 20, 1996 between The Summit National Bank and Nationsbank, NA. (incorporated by reference to Exhibit
        10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

 11.1   Statement Regarding Computation of Per Share Earnings

 13.1   Annual Report to Shareholders

 21.1   Subsidiaries of Summit Bank Corporation (incorporated by reference to
        Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 23.1   Consent of Independent Public Accountants

 27.1   Financial Data Schedule

* Denotes a management contract compensatory plan or arrangement.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUMMIT BANK CORPORATION

                                        By /s/ David Yu
                                          ---------------------------------
                                           David Yu, President, and
                                           Chief Executive Officer

                                        Date     March 20, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Yu                    Director, President and Chief         Dated:  March 20, 1998
----------------------------    Executive Officer
       David Yu

/s/ Pin Pin Chau                Director, Executive                   Dated:  March 18, 1998
----------------------------    Vice President
       Pin Pin Chau

/s/ Gary K. McClung             Principal Financial Officer           Dated:  March 25, 1998
----------------------------    and Principal Accounting
       Gary K. McClung          Officer and Secretary


/s/ P. Carl Unger               Director, Chairman                    Dated:  March 21, 1998
----------------------------    of the Board
       P. Carl Unger

/s/ Jack N. Halpern             Director,                             Dated:  March 18, 1998
----------------------------    Vice Chairman
       Jack N. Halpern          of the Board


/s/ Aaron I. Alembik            Director                              Dated:  March 19, 1998
----------------------------
       Aaron I. Alembik

/s/ Gerald L. Allison           Director                              Dated:  March 20, 1998
----------------------------
       Gerald L. Allison

                                Director
----------------------------                                          Dated:
       Paul C.Y. Chu

/s/ Peter M. Cohen              Director                              Dated:  March 18, 1998
----------------------------
       Peter M. Cohen

/s/ Donald R. Harkleroad        Director                              Dated:  March 18, 1998
----------------------------
       Donald R. Harkleroad

/s/ Daniel T. Huang             Director                              Dated:  March 18, 1998
----------------------------
       Daniel T. Huang


/s/ Shafik H. Ladha                 Director                                     Dated:  March 18, 1998
------------------------------
       Shafik H. Ladha

/s/ James S. Lai                    Director                                     Dated:  March 18, 1998
------------------------------
       James S. Lai

/s/ Sion Nyen Lai                   Director                                     Dated:  March 21, 1998
------------------------------
       Sion Nyen (Francis) Lai

/s/ Shih Chien (Raymond) Lo         Director                                     Dated: March 26, 1998
------------------------------
       Shih Chien (Raymond) Lo

/s/ Nack Paek                       Director                                     Dated:  March 18, 1998
------------------------------
       Nack Paek

/s/ Carl L. Patrick, Jr.            Director                                     Dated:  March 18, 1998
------------------------------
       Carl L. Patrick, Jr.

/s/ Cecil M. Phillips               Director                                     Dated:  March 18, 1998
------------------------------
       Cecil M. Phillips

/s/ W. Clayton Sparrow, Jr.         Director                                     Dated:  March 18, 1998
------------------------------
       W. Clayton Sparrow, Jr.

/s/ Howard H.L. Tai                 Director                                     Dated:  March 19, 1998
------------------------------
       Howard H. L. Tai

                                INDEX TO EXHIBITS

                                                                                  Sequentially
Exhibit                                                                               Numbered
Number                                Description                                       Pages

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

10.4    Lease agreement dated June 16, 1995, between ZML-Paces Limited
        Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5    Change in Control Agreement dated August 25, 1995 by and between Pin Pin
        Chau, President of the Summit National Bank, and the Summit National
        Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6    Change in Control Agreement dated August 25, 1995 by and between David
        Yu, Chairman of the Summit National Bank, and the Summit National Bank
        (incorporated by reference to Exhibit 10.8 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.7    Change in Control Agreement dated August 25, 1995 by and between Alec
        Dudley, Executive Vice President of the Summit National Bank, and the
        Summit National Bank (incorporated by reference to Exhibit 10.9 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1995.)

10.8    Change in Control Agreement dated August 25, 1995 by and between Gary
        McClung, Executive Vice President of the Summit National Bank, and the
        Summit National Bank (incorporated by reference to Exhibit 10.9 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1995.)

10.9    Agreement to purchase real estate dated December 18, 1995 between SBC
        Properties, L.L.C. (as agent for the Summit National Bank) and SunTrust
        Bank, Atlanta (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1995.)

                                                                                   Sequentially
Exhibit                                                                                Numbered
Number                                Description                                         Pages
10.10   Agreement to purchase real estate dated June 20, 1996 between The Summit
        National Bank and Nationsbank, NA. (incorporated by reference to Exhibit
        10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

 11.1   Statement Regarding Computation of Per Share Earnings                           25

 13.1   Annual Report to Shareholders                                                   26

 21.1   Subsidiaries of Summit Bank Corporation (incorporated by reference to
        Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 23.1   Consent of Independent Public Accountants

 27.1   Financial Data Schedule