Form 10-Q
period 1998-03-31
SUMMIT BANK CORP
filed 1998-05-14
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

                  Yes   X                              No
                      -----                               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

            Class                               Outstanding at May 1, 1998
Common Stock. $.0l par value                             1,815,363

                      The Exhibit Index Appears on Page 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,     December 31,
(In thousands)                                                 1998           1997
---------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                      $ 10,212       $  8,091
Federal funds sold                                              8,250          1,200
Interest-bearing deposits in other banks                          224             69
Investment securities available for sale, at fair value        61,654         61,396
Other investments                                               1,310          1,566
Loans, net of unearned income                                  98,616         95,473
Loans held for sale                                             2,156          3,419
Less: allowance for loan losses                                (1,634)        (1,468)
---------------------------------------------------------------------------------------
       Net loans                                               99,138         97,424
---------------------------------------------------------------------------------------
Premises and equipment, net                                     4,440          4,461
Customers' acceptance liability                                 2,002          1,397
Deferred income taxes                                             146            134
Other assets                                                    4,511          4,558
---------------------------------------------------------------------------------------
       Total assets                                          $191,887       $180,296
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                               $ 35,396       $ 35,193
    Interest-bearing:
       Demand                                                  38,195         34,348
       Savings                                                  7,051          6,681
       Time, $100,000 and over                                 26,585         23,595
       Other time                                              44,974         44,978
---------------------------------------------------------------------------------------
       Total deposits                                         152,201        144,795
---------------------------------------------------------------------------------------

Obligation under capital lease                                     71             81
Federal Home Loan Bank advance                                 10,000         10,000
Other borrowed funds                                            2,400          2,756
Acceptances outstanding                                         2,002          1,397
Other liabilities                                               1,728          1,489
---------------------------------------------------------------------------------------
       Total liabilities                                      168,402        160,518
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                   18             15
    Additional paid-in capital                                 16,167         12,933
    Retained earnings                                           7,131          6,658
    Accumulated other comprehensive income                        169            172
---------------------------------------------------------------------------------------
       Total stockholders' equity                              23,485         19,778
---------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity            $191,887       $180,296
=======================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                             Three months
                                                                            ended March 31,
(Dollars in thousands, except share and per share amounts)               1998            1997
------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                            $    2,589      $    2,340
     Interest-bearing deposits in other banks                                  2               1
     Federal funds sold                                                       82             129
     Investment securities-taxable                                           409             226
     Mortgage-backed securities                                              604             504
------------------------------------------------------------------------------------------------
        Total interest income                                              3,686           3,200
------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                        373             296
     Other deposits                                                          960             898
     Federal Home Loan Bank advance                                          126               6
     Short-term borrowings and obligation under capital lease                 34              15
------------------------------------------------------------------------------------------------
        Total interest expense                                             1,493           1,215
------------------------------------------------------------------------------------------------

        Net interest income                                                2,193           1,985
Provision for loan losses                                                    160             125
------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                2,033           1,860
------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                                 284             247
     SBA loan servicing fees                                                  76             111
     Service charge income                                                    73              58
     Overdraft and NSF charges                                               131             110
     Gains on sales of loans                                                 157              --
     Net gains on sales of investment securities                              17              --
     Other                                                                   113              79
------------------------------------------------------------------------------------------------
        Total non-interest income                                            851             605
------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                          984             916
     Equipment                                                               147             154
     Net occupancy                                                           139             122
     Other operating expenses                                                647             625
------------------------------------------------------------------------------------------------
        Total non-interest expenses                                        1,917           1,817
------------------------------------------------------------------------------------------------
     Income before income taxes                                              967             648
------------------------------------------------------------------------------------------------
Income tax expense                                                           342             237
------------------------------------------------------------------------------------------------
     Net income                                                       $      625      $      411
------------------------------------------------------------------------------------------------
Basic net income per common share                                     $      .38      $      .29
Diluted net income per common share and common share equivalents      $      .38      $      .25
------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding - basic                     1,653,917       1,407,688
------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding  - diluted                  1,658,634       1,644,955
------------------------------------------------------------------------------------------------
Dividends declared per common share                                   $      .09      $      .08
================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                          -----------------------
(In thousands)                                                              1998           1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                $    625       $    411
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                     105             82
   Net amortization of premiums/discounts on
       investment securities                                                    11             18
   Amortization of negative goodwill                                           (28)           (28)
   Provision for loan losses                                                   160            125
   Gains on sales of loans                                                    (157)            --
   Net gains on sales of investment securities                                 (17)            --
Changes in other assets and liabilities:
   Decrease (increase) in other assets                                       1,699           (159)
   Increase in other liabilities                                               267             45
-------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                 2,665            494
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale         6,260          1,000
Principal collections on investment securities available for sale            1,858          1,148
Proceeds from sales of investment securities available for sale              1,835             --
Purchases of investment securities available for sale                       (9,955)       (16,474)
Loans made to customers, net of principal collected on loans                (3,378)        (3,643)
Purchases of premises and equipment                                            (84)           (34)
-------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                    (3,464)       (18,003)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                  4,420          1,451
Net increase in time deposits                                                2,986          6,253
Principal payments for obligation under capital lease                          (10)            (9)
Dividends paid                                                                (152)          (112)
Issuance of common stock upon exercise of warrants and options               3,237             --
Net (decrease) increase in borrowed funds                                     (356)           100
-------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                10,125          7,683
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         9,326         (9,826)
Cash and cash equivalents at beginning of period                             9,360         23,417
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 18,686       $ 13,591
=================================================================================================

Supplemental disclosures of cash paid during the period:
   Interest                                                               $  1,430       $  1,187
   Income taxes                                                           $     72       $     --
Supplemental disclosures of non-cash items:
   Loans held for sale transferred to other assets pending receipt
     of cash proceeds                                                     $  1,661       $     --
=================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive.) All intercompany accounts and transactions have been eliminated in consolidation.

2.    ACCOUNTING POLICIES

      Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.    STATEMENT NO. 128 "EARNINGS PER SHARE"

      On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. All prior period EPS data has been restated to conform with the provisions of SFAS 128.

      Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares outstanding. Diluted EPS is computed by dividing net income by the weighted average shares outstanding plus potential common shares resulting from dilutive stock options and warrants assuming the exercise proceeds would be used to repurchase shares pursuant to the treasury stock method.

4.    STATEMENT NO. 130 "REPORTING COMPREHENSIVE INCOME"

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has adopted the interim-period disclosure requirements of SFAS 130 effective March 31, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

      Total comprehensive income for the three months ended March 31, 1998 was $620,000 compared to $215,000 for the three months ended March 31, 1997.

5.    RECLASSIFICATIONS

      Certain 1997 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three-month period ended March 31, 1998
Performance Overview

Summit Bank Corporation and Subsidiaries (collectively, the "Company") reported net income of $625,000 for the first quarter of 1998, representing a 52% increase compared to earnings for the same period last year. The earnings increase is attributable to an increase in net interest income resulting from a higher level of net interest earning assets as well as gains recognized in first quarter 1998 on sales of government guaranteed Small Business Administration ("SBA") loans. During first quarter 1997 the Company chose not to sell loans to the secondary market. Net earnings per share for first quarter 1998 were $.38 (diluted) as compared to $.25 (diluted) for first quarter 1997 (diluted). Basic earnings per share for the respective first quarters of 1998 and 1997 were $.38 and $.29. The annualized return on average stockholders' equity for the 1998 three-month period was 11.8% versus 9.7% for the 1997 three-month period, while the return on average assets was 1.34% compared to 1.06% in 1997. Book value per share was $12.95 at March 31, 1998 compared to $13.28 at December 31, 1997 and $12.10 at March 31, 1997. The decline in the first quarter 1998 from year-end 1997 was due to the issuance of an additional 293,693 shares resulting from the exercise of organizers' warrants issued in 1988. Additionally, options issued during the Company's first ten years of operations were exercised. In first quarter 1998, the Company approved a dividend increase to $.10 per share per quarter beginning in the second quarter. This follows a trend of consistent annual increases since the Company began paying dividends to shareholders in 1995.

Total assets at March 31, 1998 were $192 million, an increase of 19% during the last twelve months and 6% since year end 1997. Total deposits have grown $12 million, or 8%, during the last twelve months and $7 million, or 5%, since December 31, 1997. Non-interest bearing deposits as a percent of total deposits have increased in the past twelve months from 20% to 23%. Another source of funds used to increase net interest income was the increase of Federal Home Loan Bank borrowings from $1 million at March 31, 1997 to $10 million at March 31, 1998. Net loans increased $1.7 million, or 2%, to $99 million, since December 31, 1997. During the last twelve months net loans grew 13%, or $12 million.

Net interest income increased 9.3% to $2 million during first quarter 1998 compared to the same period in 1997, primarily due to a higher volume of interest earning assets. The Company's net interest margin through March 31, 1998 declined to 5.19% from 5.41% for the comparable period in 1997 due to lower rates and a $26 million increase in average earning assets from first quarter 1997 to first quarter 1998.

The provision for loan losses increased to $160,000 from $125,000 for the respective first quarters of 1998 and 1997 due to loan volume growth. Gross charged off loans for the quarter ended March 31, 1998 were $185,000 while recoveries for the period were $191,000, thus resulting in an annualized net charge-off rate of -.03% of total loans. The recoveries recorded in first quarter included $184,000 of guaranteed portions of SBA loans previously charged-off. Due to temporary delays of payments by the SBA, management took a more agressive position at year-end 1997 and charged off most of the deliquent SBA guaranteed non-performing loans. Net loan charge-offs were .80% for the first quarter of 1997 and 1.08% for the year ended December 31, 1997. Additional government guaranteed portions of some of the charge-offs are expected to be recovered later in 1998.

Non-interest income increased 41% to $851,000 for first quarter 1998 from $605,000 for the same period in 1997, primarily due to $157,000 of net gains from sales of SBA loans recognized in 1998. There were no gains recognized in first quarter 1997. During the year ended December 31, 1997, the Company recognized $616,000 in gains on sales of SBA loans. These gains were primarily recognized in the latter half of 1997. Service charges on deposit accounts, coupled with overdraft and insufficient funds charges, increased $36,000 to $204,000 in first quarter 1998 from $168,000 in the comparable quarter 1997 as a result of higher demand deposit volumes and an increase in service charge rates in May, 1997. International fee income for first quarter 1998 was $284,000, an increase of $37,000 compared to the comparable quarter 1997 of $247,000.
This increase was due to growth in the Bank's trade finance business volume.

Non-interest expenses increased $100000, or 6%, in the first quarter of 1998 as compared to the same period last year. The majority of this increase was related to general growth of the Bank resulting in first quarter 1998 personnel costs of $984,000 compared to first quarter 1997 personnel costs of $916,000. Other operating expenses increased only 4% to $649,000 for first quarter 1998 compared to the same quarter last year. Although branch operations losses were $84,000 less to date in 1998 compared to first quarter 1997, this variance was offset by increases in legal fees, miscellaneous expenses, and postage costs of $65,000, $15,000, and $10,000, respectively. The largest portion of the increase in legal fees this year, $40,000, was related to the final resolution of a previously charged-off loan. The Company's efficiency ratio for the three-month period of 1998 was 63% which compares favorably to 70% for the same period last year primarily due to the increase in non-interest income from the sale of SBA loans.

Asset Quality

Non-performing assets decreased to $1,760,000 at March 31, 1998 compared to $1,777,000 at year end 1997. Non-performing assets represented 1.75% of total loans as of March 31, 1998 compared to 1.80% at December 31, 1997. The total of non-performing loans at March 31, 1998 represents four fully guaranteed SBA credits and one real estate credit of $731,000 for which the Bank believes it is well secured. One of the SBA credits included in non-accrual loans at December 31, 1997 was reclassified in January 1998 as a restructured loan because of interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility even though the loan will remain non-performing. Additionally, the loan is fully guaranteed by the SBA. The Company had one loan 90 days or more past due and still accruing at March 31, 1998. Although the Company's policy dictates that if a loan is more than 90 days past due, it should be placed on non-accrual, management had reason to believe that this loan was going to be brought current soon after March 31, 1998, and it was, in fact, brought current as to principal and interest in April.

                              NON-PERFORMING ASSETS

                                                       March 31,   December 31,
(Dollars in thousands)                                   1998         1997
-------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                     $  614       $1,018
     Non-SBA guaranteed                                    731          759

Other real estate                                           --           --

Restructured loans  - SBA guaranteed                       415           --
-------------------------------------------------------------------------------

    Total non-performing assets                         $1,760       $1,777
===============================================================================

Loans 90 days past due and still accruing interest      $  156           --

Total non-performing assets as a
    percentage of total loans and ORE                     1.75%        1.80%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                 --%          --%


The allowance for loan losses increased to $1,634,000 at March 31, 1998 from $1,468,000 at year end 1997, an increase of 11%. Loan losses have declined this year to date with gross charge-offs of $185,000 offset by recoveries of $191,000, resulting in a net annualized charge-off rate of -.03% of average total loans compared to 1.08% for the entire year of 1997. The allowance for loan losses represented 1.62% and 1.58%, respectively, of total loans outstanding at March 31, 1998 and December 31, 1997.

             ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 1998

      (In thousands)
      -----------------------------------------------------------
      Allowance for loan losses at December 31, 1997      $ 1,468
      -----------------------------------------------------------

      Charge-offs:
        Commercial, financial, and agricultural               156
        SBA                                                    17
        Real estate                                            --
        Installment loans to individuals                       22
      -----------------------------------------------------------
             Total                                            185
      -----------------------------------------------------------
      Recoveries:
        Commercial, financial, and agricultural                 5
        SBA                                                   183
        Real estate                                            --
        Installment loans to individuals                        3
      -----------------------------------------------------------
             Total                                            191
      -----------------------------------------------------------
             Net recoveries                                    (6)
      -----------------------------------------------------------
      Provision for loan losses charged to income             160
      -----------------------------------------------------------
      Allowance for loan losses at March 31, 1998         $ 1,634
      -----------------------------------------------------------


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1998 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has remained fairly stable since the end of 1997. At March 31, 1998, the Company's average net loan to deposit ratio was 66%, down slightly from 67% at year end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at March 31, 1998. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $3.7 million to $23.5 million at March 31, 1998, an increase of 19% from December 31, 1997, and 38% from March 31, 1997. In addition to normal earnings growth, stockholders' equity increased $3.3 million since December 31, 1997 due to the issuance of common stock from the exercise of warrants and options. The capital level of the subsidiary Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio remained stable at 9.6% at March 31, 1998 compared to 9.6% at year end 1997. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 1998, the Bank had a risk-weighted total capital ratio of 16.4% and a Tier 1 risk-weighted capital ratio of 15.1% which compares favorably to year end 1997 ratios of 15.6% and 14.3%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not provided quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K because it met the requirements of a small business issuer. The Company will be required to provide this disclosure for the year ended December 31, 1999.

PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings - Not Applicable

ITEM 2.  Changes in Securities - Not Applicable

ITEM 3.  Defaults Upon Senior Securities - Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.  Other Information

         The Summit National Bank ("Summit"), a wholly owned subsidiary of Summit Bank Corporation, announced on March 27, 1998 that it has entered into an agreement on March 27, 1998 to acquire California Security Bank, ("CSB"), a San Jose, California community bank formed in 1973, pursuant to which CSB will be merged with and into Summit. The purchase is subject to various conditions including shareholder and regulatory approvals.

ITEM 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits

                  Exhibit 11. 1
                  Statement Regarding Computation of Per Share Earnings

                  Exhibit 27.1
                  Financial Data Schedule (for SEC use only)

                  Exhibit 27.2
                  Restated Financial Data Schedule (for SEC use only)


                  b)       Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.



                                    SUMMIT BANK CORPORATION

                                    BY: /s/ David Yu
                                        ---------------------------------------
                                        David Yu
                                        President and Chief Executive Officer



                                    BY: /s/ Gary K. McClung
                                        ---------------------------------------
                                        Gary K. McClung
                                        Executive Vice President
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

                                    DATE:     May 13, 1998
                                         --------------------------------------

                                INDEX TO EXHIBITS


Exhibit                                                                       Page
-------                                                                       ----
11.1         Statement Regarding Computation of Per Share Earnings             15
27.1         Financial Data Schedule (for SEC use only)                        16
27.2         Restated Financial Data Schedule (for SEC use only)               17