Form 10-Q
period 1998-06-30
SUMMIT BANK CORP
filed 1998-08-14
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

      Yes   X                                         No
           ---                                            ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Class                               Outstanding at August 1, 1998
         -----                               -----------------------------
 Common Stock. $.0l par value                          1,815,363

                      The Exhibit Index Appears on Page 15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                             June 30,      December 31,
(In thousands)                                                 1998           1997
---------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                      $  14,272       $   8,091
Federal funds sold                                              15,725           1,200
Interest-bearing deposits in other banks                           394              69
Investment securities available for sale, at fair value         79,004          61,396
Other investments                                                1,314           1,566
Loans, net of unearned income                                  119,812          95,473
Loans held for sale                                              2,531           3,419
Less:  allowance for loan losses                                (2,796)         (1,468)
--------------------------------------------------------------------------------------
      Net loans                                                119,547          97,424
--------------------------------------------------------------------------------------
Premises and equipment, net                                      4,493           4,461
Customers' acceptance liability                                  1,826           1,397
Deferred income taxes                                              208             134
Goodwill                                                         3,261              --
Other assets                                                     4,088           4,558
--------------------------------------------------------------------------------------
      Total assets                                           $ 244,132       $ 180,296
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest-bearing demand                               $  41,840       $  35,193
   Interest-bearing:
      Demand                                                    39,805          34,348
      Savings                                                    8,665           6,681
      Time, $100,000 and over                                   34,455          23,595
      Other time                                                76,629          44,978
--------------------------------------------------------------------------------------
      Total deposits                                           201,394         144,795
--------------------------------------------------------------------------------------

Obligation under capital lease                                      60              81
Federal Home Loan Bank advance                                  10,000          10,000
Other borrowed funds                                             5,009           2,756
Acceptances outstanding                                          1,826           1,397
Other liabilities                                                2,012           1,489
--------------------------------------------------------------------------------------
      Total liabilities                                        220,301         160,518
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                     18              15
   Additional paid-in capital                                   16,178          12,933
   Retained earnings                                             7,569           6,658
   Accumulated other comprehensive income                           66             172
--------------------------------------------------------------------------------------
      Total stockholders' equity                                23,831          19,778
--------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity             $ 244,132       $ 180,296
======================================================================================


See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)




                                                          Three months                      Six months
                                                          ended June 30,                    ended June 30,
(Dollars in thousands, except share
and per share amounts)                                 1998              1997            1998            1997
---------------------------------------------------------------------------------------------------------------
Interest income
    Loans, including fees                            $    2,678      $    2,387      $    5,267      $    4,727
    Interest-bearing deposits in other banks                  4               1               6               2
    Federal funds sold                                       85              23             167             152
    Investment securities-taxable                           401             345             810             571
    Mortgage-backed securities                              634             556           1,238           1,060
---------------------------------------------------------------------------------------------------------------
       Total interest income                              3,802           3,312           7,488           6,512
---------------------------------------------------------------------------------------------------------------

Interest expense
    Time deposits, $100,000 and over                        385             361             758             657
    Other deposits                                        1,023             875           1,983           1,773
    Federal Home Loan Bank advance                          124              61             250              66
    Short-term borrowings and obligation
       under capital lease                                   44              36              78              52
---------------------------------------------------------------------------------------------------------------
       Total interest expense                             1,576           1,333           3,069           2,548
---------------------------------------------------------------------------------------------------------------

       Net interest income                                2,226           1,979           4,419           3,964
Provision for loan losses                                   195             135             355             260
---------------------------------------------------------------------------------------------------------------
       Net interest income after provision
        for loan losses                                   2,031           1,844           4,064           3,704
---------------------------------------------------------------------------------------------------------------

Non-interest income
    Fees for international banking services                 292             321             576             568
    SBA loan servicing fees                                  61             111             137             222
    Service charge income                                    74              68             147             126
    Overdraft and NSF charges                               159             100             290             210
    Gains on sales of loans                                 216             208             373             208
    Net gains on sales of investment securities              31              19              48              19
    Other                                                   108              95             221             174
---------------------------------------------------------------------------------------------------------------
       Total non-interest income                            941             922           1,792           1,527
---------------------------------------------------------------------------------------------------------------

Non-interest expenses
    Salaries and employee benefits                          985             896           1,969           1,812
    Equipment                                               195             153             342             307
    Net occupancy                                           139             128             278             250
    Other operating expenses                                693             617           1,340           1,242
---------------------------------------------------------------------------------------------------------------
       Total non-interest expenses                        2,012           1,794           3,929           3,611
---------------------------------------------------------------------------------------------------------------
    Income before income taxes                              960             972           1,927           1,620
---------------------------------------------------------------------------------------------------------------
Income tax expense                                          341             314             683             551
---------------------------------------------------------------------------------------------------------------
    Net income                                       $      619      $      658      $    1,244      $    1,069
---------------------------------------------------------------------------------------------------------------
Basic net income per common share                    $      .34      $      .47      $      .72      $      .76
Diluted net income per common share and
    common share equivalents                         $      .34      $      .40      $      .69      $      .65
---------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic           1,815,363       1,408,126       1,735,086       1,407,908
Weighted-average shares outstanding - diluted         1,821,161       1,633,243       1,802,091       1,639,677
---------------------------------------------------------------------------------------------------------------
Dividends declared per common share                  $      .10      $      .09      $      .19      $      .17
===============================================================================================================


See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             Six months
                                                                                           ended June 30,
(In thousands)                                                                           1998           1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                           $  1,244       $  1,069
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment                                 214            159
  Net amortization of premiums/discounts on
    investment securities                                                                  49             41
  Amortization of negative goodwill                                                       (55)           (55)
  Provision for loan losses                                                               355            260
  Gains on sales of loans                                                                (373)          (208)
  Net gains on sales of investment securities                                             (48)           (19)
Changes in other assets and liabilities:
  Decrease (increase) in other assets                                                   1,054           (648)
  Increase in other liabilities                                                           246             80
------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                             2,686            679
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                   11,260          1,000
Principal collections on investment securities available for sale                       4,616          2,543
Proceeds from sales of investment securities available for sale                         2,855         13,966
Purchases of investment securities available for sale                                 (22,311)       (32,010)
Loans made to customers, net of principal collected on loans                           (2,973)        (7,411)
Purchases of premises and equipment                                                      (172)           (34)
Purchase of California Security Bank, net of cash and cash equivalents acquired          (320)            --
------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                (7,045)       (21,946)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase (decrease) in demand and savings deposits                                  1,598         (5,368)
Net increase in time deposits                                                          18,645          3,951
Principal payments for obligation under capital lease                                     (21)           (18)
Dividends paid                                                                           (333)          (239)
Issuance of common stock upon exercise of warrants and options                          3,248             --
Net increase in borrowed funds                                                          2,253          8,071
------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                            25,390          6,432
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   21,031        (14,835)
Cash and cash equivalents at beginning of period                                        9,360         23,417
------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                        $ 30,391       $  8,582
------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash paid during the period:
     Interest                                                                        $  2,908       $  2,245
     Income taxes                                                                    $    831       $    357
------------------------------------------------------------------------------------------------------------


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

2.   ACCOUNTING POLICIES

     Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31 1997.

3.   ACQUISITION

     On June 30, 1998, the Company acquired all of the issued and outstanding common stock of California Security Bank, a single-branch California state chartered bank located in San Jose, California, for a cash price of $6,193,000, including acquisition costs. The acquisition was recorded by the Company under the purchase method of accounting. Goodwill of $3,261,000 was recorded in connection with the purchase and is being amortized over 20 years. The fair value of assets acquired and liabilities assumed were as follows:

     In thousands
     ------------
     Cash and due from banks                     $  1,845
     Federal funds sold                             3,835
     Investment securities available for sale      13,948
     Loans, net                                    19,132
     Premises and equipment                            74
     Other assets                                     786
     Deposits                                     (36,356)
     Other liabilities                               (332)
                                                 --------
     Fair value of net assets acquired              2,932
                                                 --------
     Cash paid to shareholders                      6,000
     Acquisition costs                                193
                                                 --------
     Total purchase price                           6,193
                                                 --------
     Cost over fair value of net assets acquired $  3,261
                                                 ========

     The net cash paid was $320,000.

     The following is proforma information for the six months ended June 30, 1998 and 1997 as if the acquisition had been consummated on January 1, 1998 and 1997, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented:


                                                    For the Six Months Ended
                                                    ------------------------
                                              June 30, 1998          June 30, 1997
                                              -------------          -------------
(in thousands, except for per share data)  Historical  Proforma  Historical    Proforma
                                           ----------  --------  ----------    --------

Net interest income                            $4,419    $5,348       $3,964      $4,798
Provision for loan losses                         355       355          260         260
Non-interest income                             1,793     1,933        1,527       1,653
Non-interest expense                            3,929     4,890        3,611       4,614
Provision for income taxes                        684       684          551         560
Net income                                      1,244     1,352        1,069       1,017
Basic net income per share                        .72       .78          .76         .72
Diluted net income per share                      .69       .75          .65         .62


4.   ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has adopted the interim-period disclosure requirements of SFAS 130 effective January 1, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31 1998.

     Total comprehensive income for the three months and six months ended June 30, 1998 was $516,000 and $1,138,000 compared to $826,000 and $1,041,000 for the three months and six months ended June 30, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any separate segments that are considered material.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal quarters beginning after June 15, 1999. The Company has not made an assessment on the expected impact that SFAS 133 will have on its financial statements.

5.   RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview

Summit Bank Corporation and Subsidiaries (collectively, the "Company") reported net income of $619,000 for the second quarter of 1998 compared to earnings for the same period last year of $658,000. The earnings decrease is attributable to slightly higher non-interest expenses in second quarter 1998 as well as an increased effective tax rate. Net earnings per share for second quarter 1998 were $.34 (diluted) as compared to $.40 (diluted) for second quarter 1997. Basic earnings per share for the respective second quarters of 1998 and 1997 were $.34 and $.47. Current year to date net income through June 30 was $1,244,000, a 16% increase over 1997 year to date earnings of $1,069,000. Diluted earnings per share for the six-month periods of 1998 and 1997 were $.69 and $.65, respectively while basic earnings per share for the same periods were $.72 and $.76, respectively. The annualized return on average stockholders' equity for the 1998 six-month period was 11.1% versus 12.4% for the 1997 six-month period, while the returns on average assets for the comparable periods were 1.31% and 1.35%. Book value per share was $13.13 at June 30, 1998 compared to $13.28 at December 30, 1997 and $12.59 at June 30, 1997. The decline in earnings per share and return on average shareholders' equity in 1998 year to date compared to the same period in 1997 was mainly due to the issuance of an additional 408,000 shares of common stock resulting from the exercise of organizers' warrants issued in 1988 and stock options issued during the Company's first ten years of operations. In second quarter 1998, the Company paid a dividend of $.10 per share to its shareholders.

On June 30, 1998, the Company acquired a financial institution, California Security Bank, in San Jose, California for a cash price of $6 million by merging California Security Bank into The Summit National Bank. The acquisition was accounted for using the purchase method of accounting. The acquired bank had one office location and total assets of $40 million, which included investment securities of $14 million and loans of $19 million at June 30. Primarily due to this addition, total assets for the Company at June 30, 1998 increased to $244 million, an increase of 51% during the last twelve months and 35% since year-end 1997. Total loans were $122 million at June 30 compared to $99 million at year-end 1997, an increase of 24%. Total deposits have grown $70 million, or 53%, during the last twelve months and $57 million, or 39%, since December 31, 1997. The acquisition contributed $36 million of deposits to the Company's deposit base, $6 million of which were non-interest-bearing deposits. The Company's subsidiary Bank experienced a strong growth in time deposits due to a special 10- and 20-month Certificate of Deposit promotion held in second quarter 1998. During second quarter, the influx of time deposits added $15 million of funds for investment in loans and securities, in addition to providing cash for the acquisition.

Net interest income increased 12% to $2.2 million during second quarter 1998 compared to the same period in 1997, primarily due to a higher volume of interest earning assets. For the six-month periods of 1998 and 1997, net interest income increased 11% to $4.4 million. The Company's net interest margin through June 30, 1998 declined to 5.13% from 5.57% for the comparable period in 1997 due primarily to a higher cost of funds. In addition, yields on interest-earning assets have declined slightly from 9.0% for the six months ended June 30, 1997 to 8.7% for the same period in 1998 due to lower yields on investment securities purchased to replace called agency securities and slightly lower rates on loans as a result of increased competition.

The provision for loan losses increased to $195,000 from $135,000 for the respective second quarters of 1998 and 1997 due to loan volume growth in 1998. Gross charged off loans for the quarter ended June 30, 1998 were $17,000 while recoveries for the period were $169,000, resulting in an annualized net recovery rate of .20% of total loans for the current year to date compared to an annualized net charge-off rate for the year to date 1997 of .96% The recoveries recorded in second quarter included $47,000 of guaranteed portions of SBA loans previously charged-off. Net loan charge-offs were 1.08% of total loans for the year ended December 31, 1997.

Non-interest income was relatively flat from second quarter 1998 to second quarter 1997. Gains on sales of SBA loans for second quarter 1998 and 1997 were $216,000 and $208,000, respectively. Increases in service charge income and overdraft fees of $65,000 comparing second quarter 1998 to the same period in 1997 were partially offset by a decline in SBA loan servicing fees of $50,000. The increase in service charge fees were a result of higher demand deposit volumes and an increase in service charge rates effected in May, 1997. The decline in SBA loan servicing fees was due in part to the decrease in servicing rates received on sold loans as a result of heightened competition over the past year, in addition to the increase in the offsetting amortization expense of the related servicing asset. Year to date non-interest income was $1.8 million, a 17% increase over 1997 to date non-interest income. This increase was primarily due to the sale of SBA loans in first quarter 1998 while no SBA loans were sold in first quarter 1997.

Non-interest expenses increased $218,000, or 12%, in the second quarter of 1998 as compared to the same period last year. A portion of the increase was due to the costs allocated to ensure that the Bank is ready for Year 2000 within the time frame set by the Office of the Comptroller of the Currency. In second quarter, $45,000 was earmarked for this cause, and the Bank completed the task of assessment and replacement of computer hardware to Year 2000 compliant equipment. Personnel costs of $985,000 also increased from second quarter 1997 by $89,000 primarily due to salary increases, higher temporary employee expenses and SBA loan commission expenses. Other operating expenses increased $76,000, or 12%, to $693,000 for second quarter 1998 compared to the same quarter last year. General Bank growth and stronger marketing efforts have increased expenses for data and item processing by $28,000 and marketing costs by $19,000 comparing second quarter 1998 to the same period in 1997. In addition, miscellaneous expenses, which include employee relations and incentives and bank security, increased in second quarter by $23,000 as compared to second quarter last year. The Company's efficiency ratio for the three-month period of 1998 was 64%, somewhat higher than the ratio for the same period last year of 62%, primarily due to the increase in non-interest expenses. Year to date non-interest expenses increased 9% from 1997 to the current year total of $3.9 million. The increase was primarily due to higher personnel costs and other operating expenses such as non-capitalizable equipment (for Year 2000 costs), data processing, marketing and legal fees.

The financial institution in San Jose that was purchased at June 30, 1998 is located in leased space in an area of San Jose whose population is predominately Vietnamese and Chinese. Because of its location, the Company will be able to capitalize on its major Atlanta strengths in the small business banking arena, as well as servicing ethnic groups familiar to Summit and providing international trade finance services to the San Jose market. The San Jose financial institution, prior to acquisition, was making a small monthly profit. The Company plans to consolidate most of the back-room operations of the office with the head office in Atlanta, thus allowing for significant cost savings, and to operate the San Jose office as a branch of the Bank. With these cost savings and the addition of several new products and services currently offered to its Atlanta market, such as cash management services, a voice response system and international trade finance services, the Company expects this branch office to make a positive impact on late 1998 earnings.

Asset Quality

Non-performing assets increased to $2,696,000 at June 30, 1998 compared to $1,777,000 at year-end 1997. Non-performing assets represented 2.20% of total loans as of June 30, 1998 compared to 1.80% at December 31, 1997. The acquisition of California Security Bank resulted in the addition of $999,000 of non-performing loans which consist of two commercial loans, one of which has been restructured, both collateralized with first mortgages on real estate. Other non-performing loans at June 30, 1998 represents four fully guaranteed SBA credits, one real estate credit of $722,000 for which the Bank believes it is well secured, and one commercial credit also collateralized with first and second mortgages on real property. One of the SBA credits included in non-accrual loans at December 31, 1997 was reclassified in January 1998 as a restructured loan because of interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility even though the loan will remain non-performing. Additionally, the loan is fully guaranteed by the SBA.

                             NON-PERFORMING ASSETS


                                                          June 30,     December 31,
 (Dollars in thousands)                                     1998           1997
-----------------------------------------------------------------------------------
 Loans on non-accrual
     SBA guaranteed                                        $  361         $1,018
     Non-SBA guaranteed                                     1,438            759

 Other real estate                                             --             --

 Restructured loans -
     SBA guaranteed                                           413             --
     Non-SBA guaranteed                                       484             --
--------------------------------------------------------------------------------

    Total non-performing assets                            $2,696         $1,777
--------------------------------------------------------------------------------

 Loans 90 days past due and still accruing interest        $   --             --

 Total non-performing assets as a
    percentage of total loans and ORE                        2.20%          1.80%

 Loans ninety days past due and still accruing
    interest as a percentage of total loans                    --%            --%


The allowance for loan losses increased to $2,796,000 at June 30, 1998 from $1,468,000 at year-end 1997, an increase of 90%. The acquisition of California Security Bank contributed to the addition of $814,000 to the Company's loan loss allowance. Loan losses have also declined this year to date with gross charge-offs of $202,000 offset by recoveries of $361,000, resulting in a net annualized charge-off rate of -.20% of average total loans compared to 1.08% for the entire year of 1997. The allowance for loan losses represented 2.29% and 1.48%, respectively, of total loans outstanding at June 30, 1998 and December 31, 1997.

            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT JUNE 30,  1998


       (In thousands)
       -----------------------------------------------------------------
       Allowance for loan losses at December 31,  1997            $1,468

       -----------------------------------------------------------------
       Charge-offs:
       Commercial, financial, and agricultural                       125
       SBA                                                            38
       Real estate                                                    --
       Installment loans to individuals                               39
       -----------------------------------------------------------------

         Total                                                       202
       -----------------------------------------------------------------
       Recoveries:
         Commercial, financial, and agricultural                     115
         SBA                                                         230
         Real estate                                                  --
         Installment loans to individuals                             16
       -----------------------------------------------------------------

             Total                                                   361
       -----------------------------------------------------------------

             Net recoveries                                         (159)
       -----------------------------------------------------------------

       Provision for loan losses charged to income                   355
       Adjustment due to acquisition of California Security Bank     814
       -----------------------------------------------------------------

       Allowance for loan losses at June 30, 1998                 $2,796
       -----------------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1998 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has increased in second quarter primarily due to the California acquisition as compared to December 31, 1997. At June 30, 1998, the Company's average net loan to deposit ratio was 59%, down from 67% at year end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at June 30, 1998. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $4 million to $23.8 million at June 30, 1998, an increase of 20% from December 31, 1997, and 34% from June 30, 1997. In addition to normal earnings retention, stockholders' equity increased $3.2 million since December 31, 1997 due to the issuance of common stock from the exercise of warrants and options. The capital level of the subsidiary Bank exceeds all prescribed regulatory capital guidelines for adequate capitalization. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio declined to 7.4% at June 30, 1998 compared to 9.6% at year end 1997 due to the acquisition. Since it was a cash transaction, stockholders' equity was not affected while $40 million in assets were consolidated into the Bank's total assets. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 1998, the Bank had a risk-weighted total capital ratio of 11.17% and a Tier 1 risk-weighted capital ratio of 9.91% compared to year-end 1997 ratios of 15.6% and 14.3%, respectively.

Year 2000

The Company has made significant progress on its Year 2000 compliance project in 1998 in an effort to ensure that failures will not materially adversely affect its operations. The first major milestone was reached by June 30, 1998 with the completion of the hardware testing and necessary replacement. The Company engaged a company to assist in the testing and replacement of any computer hardware which was not Year 2000 compliant. Actual costs accrued or incurred to date for this portion of the Year 2000 project are $45,000. A testing plan for mission critical systems, systems which are necessary to the ongoing operation of the Bank, is being written, and testing of these systems will begin in September, 1998. The Company outsources its data processing and item processing services to third party vendors. The completion of the Company's Year 2000 project and its ability to adequately service its customers in 2000 is largely dependent on the compliance of these third party vendors. The Company has monitored the progress of these vendors in their efforts to become Year 2000 compliant over the past year, and will address contingency plans for these systems in early 1999, if testing has proven unsatisfactory. Another critical system is utilized in the Bank's international department to process customer letters of credit and other trade finance products. This system has been certified as Year 2000 compliant by the third party vendor. The Company also recognizes the importance of ensuring that borrowers are addressing the problem in a timely manner to avoid deterioration of the loan portfolio solely due to Year 2000. The Company has identified all material relationships, mailed relevent questionnaires to assess the risk, and plans to work with each of these customers on a one-to-one basis as appropriate to assist them with compliance. Deposit customer awareness is being addressed through mailings and statement stuffers.

Accordingly, the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, since the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 1.   Legal Proceedings - Not Applicable

ITEM 2.   Changes in Securities - Not Applicable

ITEM 3.   Defaults Upon Senior Securities - Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

          The 1998 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 25, 1998. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 13, 1997, for the primary purposes of electing six members to the Board of Directors and approving the Company's 1998 Stock Incentive Plan.

          Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term. Six Class III Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2001: Gerald L. Allison, Jose Gonzalez, James S. Lai, Nack Paek, Carl L. Patrick, Jr., and David Yu. All six nominees were elected.

          Proxies for 78%, or 1,423,564 of the 1,815,363 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

                                   Votes            Votes
         Director                  For             Against
         --------                  ---             -------

         Gerald L. Allison         1,412,589        10,975
         Jose Gonzalez             1,416,791         6,773
         James S. Lai              1,422,389         1,175
         Nack Paek                 1,422,589           975
         Carl L. Patrick, Jr.      1,422,589           975
         David Yu                  1,412,589        10,975

          The following Class I and Class II directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul C. Y. Chu, Cecil M. Phillips, Howard H. L. Tai, P. Carl Unger, Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., and Pin Pin Chau.

          The Company's 1998 Stock Incentive Plan was approved with 1,076,239 votes for, 9,552 votes against, and 4,125 votes abstaining.

          Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than February 15, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

          Exhibit
          Number                             Exhibit

          2.1  Agreement and plan of merger by and between the Summit National
               Bank and California Security Bank, dated March 27, 1998
               (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April7, 1998.)

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

       11.1   Statement Regarding Computation of Per Share Earnings.

       27.1   Financial Data Schedule (for SEC use only)

       27.2   Restated Financial Data Schedule (for SEC use only)

       b)     Reports on Form 8-K

       On April 7, 1998, the Company filed a Current Report on Form 8-K to report execution of the agreement to acquire California Security Bank. The item reported was "Item 5 - Other Events".

       On July 14, 1998, the Company filed a Current Report on Form 8-K to report consummation of its acquisition of California Security Bank. The items reported were "Item 2 - Acquisition or Disposition of Assets" and "Item 7 - Financial Statements, Pro-Forma Financial Information and Exhibits" (to be filed by amendment).

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

                              DATE:       August 13, 1998
                                     ------------------------------------

                               INDEX TO EXHIBITS

     Exhibit                                                               Page
     -------                                                               ----

      2.1 Agreement and plan of merger by and between the Summit National Bank and California Security Bank, dated March 27, 1998 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April7, 1998.)

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

      10.10  Agreement to purchase real estate dated June
             20, 1996 between The Summit National Bank and
             Nationsbank, NA. (incorporated by reference to Exhibit
             10.11 to the Company's Annula Report on Form 10-K for the fiscal year ended December 31, 1996.)

     11.1    Statement Regarding Computation of Per Share Earnings.          17

     27.1    Financial Data Schedule (for SEC use only)                      18

     27.2    Restated Financial Data Schedule (for SEC use only)             19