Form 10-Q
period 1998-09-30
SUMMIT BANK CORP
filed 1998-11-16
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                               Yes  X      No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

           Class                                 Outstanding at November 1, 1998
           -----                                 -------------------------------
 Common Stock. $.0l par value                                1,815,363

                      The Exhibit Index Appears on Page 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                          September 30,   December 31,
(In thousands)                                                1998           1997
-------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                     $  10,371      $   8,091
Federal funds sold                                             11,935          1,200
Interest-bearing deposits in other banks                          571             69
Investment securities available for sale, at fair value        91,339         61,396
Other investments                                               1,314          1,566
Loans, net of unearned income                                 125,277         95,473
Loans held for sale                                             3,588          3,419
Less:  allowance for loan losses                               (2,767)        (1,468)
-------------------------------------------------------------------------------------
       Net loans                                              126,098         97,424
-------------------------------------------------------------------------------------
Premises and equipment, net                                     4,534          4,461
Customers' acceptance liability                                 1,552          1,397
Deferred income taxes                                           2,008            134
Goodwill, net                                                   1,770             --
Other assets                                                    3,705          4,558
-------------------------------------------------------------------------------------
       Total assets                                         $ 255,197      $ 180,296
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Non-interest-bearing demand                             $  43,187      $  35,193
    Interest-bearing:
       Demand                                                  44,836         34,348
       Savings                                                  7,889          6,681
       Time, $100,000 and over                                 35,018         23,595
       Other time                                              81,327         44,978
-------------------------------------------------------------------------------------
       Total deposits                                         212,257        144,795
-------------------------------------------------------------------------------------

Obligation under capital lease                                     50             81
Federal Home Loan Bank advance                                 10,000         10,000
Other borrowed funds                                            4,422          2,756
Acceptances outstanding                                         1,552          1,397
Other liabilities                                               2,360          1,489
-------------------------------------------------------------------------------------
       Total liabilities                                      230,641        160,518
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                   18             15
    Additional paid-in capital                                 16,178         12,933
    Retained earnings                                           8,118          6,658
    Accumulated other comprehensive income                        242            172
-------------------------------------------------------------------------------------
       Total stockholders' equity                              24,556         19,778
-------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity           $ 255,197      $ 180,296
====================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                   Three months                Nine months
                                                                ended September 30,         ended September 30,
(Dollars in thousands, except share and per share amounts)      1998          1997          1998          1997
-----------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                   $    3,299    $    2,401    $    8,566    $    7,128
     Interest-bearing deposits in other banks                         5             2            11             4
     Federal funds sold                                             223            82           390           234
     Investment securities-taxable                                  516           288         1,326           859
     Mortgage-backed securities                                     852           572         2,090         1,632
-----------------------------------------------------------------------------------------------------------------
        Total interest income                                     4,895         3,345        12,383         9,857
-----------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                               532           360         1,290         1,017
     Other deposits                                               1,421           875         3,404         2,648
     Federal Home Loan Bank advance                                 126           137           376           203
     Short-term borrowings and obligation
        under capital lease                                          65            46           143            98
-----------------------------------------------------------------------------------------------------------------
        Total interest expense                                    2,144         1,418         5,213         3,966
-----------------------------------------------------------------------------------------------------------------

        Net interest income                                       2,751         1,927         7,170         5,891
Provision for loan losses                                            90           135           445           395
-----------------------------------------------------------------------------------------------------------------
        Net interest income after provision
          for loan losses                                         2,661         1,792         6,725         5,496
-----------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                        306           327           882           895
     SBA loan servicing fees, net                                    65            90           202           312
     Service charge income                                           99            71           246           197
     Overdraft and NSF charges                                      134           100           424           310
     Gains on sales of loans                                         95           110           468           318
     Net gains on sales of investment securities                     29           114            77           133
     Other                                                          107           101           328           275
-----------------------------------------------------------------------------------------------------------------
        Total non-interest income                                   835           913         2,627         2,440
-----------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                               1,135           913         3,104         2,725
     Equipment                                                      201           138           543           445
     Net occupancy                                                  196           127           474           377
     Other operating expenses                                       854           577         2,194         1,819
-----------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                               2,386         1,755         6,315         5,366
-----------------------------------------------------------------------------------------------------------------
     Income before income taxes                                   1,110           950         3,037         2,570
-----------------------------------------------------------------------------------------------------------------
Income tax expense                                                  380           343         1,063           894
-----------------------------------------------------------------------------------------------------------------
     Net income                                              $      730    $      607    $    1,974    $    1,676
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share                            $      .40    $      .42    $     1.12    $     1.18
Diluted net income per common share and
     common share equivalents                                $      .40    $      .37    $     1.09    $     1.03
-----------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                   1,815,363     1,451,864     1,762,139     1,422,721
Weighted-average shares outstanding - diluted                 1,817,620     1,629,292     1,805,920     1,622,773
-----------------------------------------------------------------------------------------------------------------
Dividends declared per common share                          $      .10    $      .09    $      .29    $      .26
=================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Nine months
                                                                                    ended September 30,
(In thousands)                                                                       1998         1997
Cash flows from operating activities:
--------------------------------------------------------------------------------------------------------
Net income                                                                         $  1,974     $  1,676
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                              333          308
   Net amortization of premiums/discounts on
       investment securities                                                            180           58
   Amortization of goodwill                                                              22           --
   Amortization of negative goodwill                                                    (82)         (83)
   Provision for loan losses                                                            445          395
   Gains on sales of loans                                                             (468)        (318)
   Net gains on sales of investment securities                                          (77)        (133)
Changes in other assets and liabilities:
   Decrease (increase) in other assets                                                1,210         (123)
   Increase in other liabilities                                                        621          199
--------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                          4,158        1,979
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                 22,210        5,000
Principal collections on investment securities available for sale                     8,810        4,520
Proceeds from sales of investment securities available for sale                       9,875       20,057
Purchases of investment securities available for sale                               (56,641)     (43,663)
Loans made to customers, net of principal collected on loans                         (9,519)     (10,496)
Purchases of premises and equipment                                                    (332)        (128)
Purchase of California Security Bank, net of cash and cash equivalents acquired        (518)          --
--------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                            (26,115)     (24,710)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase (decrease) in demand and savings deposits                                7,199       (3,043)
Net increase in time deposits                                                        23,907        7,549
Principal payments for obligation under capital lease                                   (31)         (28)
Dividends paid                                                                         (515)        (369)
Issuance of common stock upon exercise of warrants and options                        3,248          527
Net increase in borrowed funds                                                        1,666       10,924
--------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                         35,474       15,560
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 13,517       (7,171)
Cash and cash equivalents at beginning of period                                      9,360       23,417
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $ 22,877     $ 16,246
========================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                        $  4,869     $  3,875
   Income taxes                                                                    $  1,226     $    700
========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Summit Bank Corporation and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.    ACQUISITION

      On June 30, 1998, the Company acquired all of the issued and outstanding common stock of California Security Bank ("CSB"), a single-office California state chartered bank located in San Jose, California, for a cash price of $6,198,000, including acquisition costs. The acquisition was recorded by the Company under the purchase method of accounting. Originally, goodwill of $3.3 million was recorded in connection with the purchase. In the third quarter, several adjustments were made to the recorded assets and liabilities which affected goodwill previously recorded based on the preliminary evaluation of the acquired assets and liabilities. The two largest adjustments consisted of an additional allowance of $400,000 relating to a subsequently charged off loan and a reduction of $1.9 million of CSB's valuation allowance for deferred tax assets representing a benefit relating to the acquisition. The adjusted goodwill balance of $1.8 million is being amortized over 20 years. The adjusted fair values of assets acquired and liabilities assumed were as follows:

      In thousands
      ------------
      Cash and due from banks                         $  1,845
      Federal funds sold                                 3,835
      Investment securities available for sale          13,948
      Loans, net                                        18,742
      Premises and equipment                                74
      Deferred tax asset                                 1,902
      Other assets                                         748
      Deposits                                         (36,356)
      Other liabilities                                   (332)
                                                     ---------
      Fair value of net assets acquired                  4,406
                                                      --------
      Cash paid to shareholders                          6,000
      Acquisition costs                                    198
                                                     ---------
      Total purchase price                               6,198
                                                      --------
      Cost over fair value of net assets acquired    $   1,792
                                                      ========

      The net cash paid was $518,000.

      The following is proforma information for the nine months ended September 30, 1998 and 1997 as if the acquisition had been consummated on January 1, 1998 and 1997, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated as of the dates assumed in the proforma presentation:

                                                             For the Nine Months Ended
                                                   September 30, 1998         September 30, 1997
      (in thousands, except for per share data)   Historical   Proforma     Historical    Proforma
                                                  ----------   --------     ----------    --------
      Net interest income                           $ 7,170    $ 7,964       $ 5,891       $ 6,590
      Net income                                      1,974      1,965         1,676         1,568
      Basic net income per share                       1.12       1.12          1.18          1.10
      Diluted net income per share                     1.09       1.09          1.03           .97

4.    ACCOUNTING PRONOUNCEMENTS

      In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has adopted the interim-period disclosure requirements of SFAS 130 effective January 1, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

      Total comprehensive income for the three months and nine months ended September 30, 1998 was $906,000 and $2,044,000 compared to $718,000 and
      $1,736,000 for the three months and nine months ended September 30, 1997.

      In September 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any separate segments that are considered material.

      In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not made an assessment on the expected impact that SFAS 133 will have on its financial statements.

5.    RECLASSIFICATIONS

      Certain 1997 amounts have been reclassified for comparative purposes in order to conform the prior period to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview

Summit Bank Corporation and Subsidiaries (collectively, the "Company") reported net income of $730,000 for the third quarter of 1998 compared to earnings for the same period last year of $607,000. The increase in earnings is attributable to the higher level of earning assets this year which has resulted from the acquisition of California Security Bank in San Jose, California as well as from strong core deposit growth in Atlanta. Net earnings per share for third quarter 1998 were $.40 (diluted) as compared to $.37 (diluted) for third quarter 1997. Basic earnings per share for the respective third quarters of 1998 and 1997 were $.40 and $.42. Current year to date net income through September 30 was $1,974,000, an 18% increase over 1997 year to date earnings of $1,676,000. Diluted earnings per share for the nine-month periods of 1998 and 1997 were $1.09 and $1.03, respectively while basic earnings per share for the same periods were $1.12 and $1.18, respectively. The annualized return on average stockholders' equity for the 1998 nine-month period was 11.2% versus 12.8% for the 1997 nine-month period, while the returns on average assets for the comparable periods were 1.22% and 1.38%, respectively. Book value per share was $13.53 at September 30, 1998 compared to $13.28 at December 31, 1997 and $12.89 at September 30, 1997. The decline in earnings per share and return on average shareholders' equity in 1998 year to date compared to the same period in 1997 was due to the issuance of an additional 408,000 shares of common stock resulting from the exercise of organizers' warrants issued in 1988 and stock options granted during the Company's first ten years of operations. In third quarter 1998, the Company paid a dividend of $.10 per share to its shareholders.

Total assets for the Company at September 30, 1998 increased to $255 million, an increase of 48% during the last twelve months and 42% since year-end 1997. Just over half of the growth, $40 million, in total assets this year was due to the CSB acquisition effective June 30, 1998. Total loans were $129 million at September 30 compared to $99 million at year-end 1997, an increase of 30%. In addition to the contribution of $19 million in loan outstandings acquired in the CSB acquisition, the loan portfolio has grown $11 million this year, net of the sale of $6 million in guaranteed Small Business Administration ("SBA") loans. Total deposits have grown $75 million, or 54%, during the last twelve months and $67 million, or 47%, since December 31, 1997. The acquisition contributed $36 million of deposits to the Company's deposit base, $6 million of which were non-interest-bearing deposits. The deposit base has remained stable since the acquisition.

Net interest income increased 43% to $2.8 million during third quarter 1998 compared to the same period in 1997, primarily due to a higher volume of interest earning assets as previously discussed. For the nine-month periods of 1998 and 1997, net interest income increased 22% to $7.2 million. The Company's net interest margin through September 30, 1998 declined to 5.01% from 5.34% for the comparable period in 1997 due primarily to a higher cost of funds and the declining rate environment.

The provision for loan losses decreased to $90,000 from $135,000 for the respective third quarters of 1998 and 1997 due to reduced charge-off activity this year. Gross charged off loans for the quarter ended September 30, 1998 were $462,000 while recoveries for the period were $502,000, resulting in an annualized net recovery rate of .06% of total loans for the current year to date compared to an annualized net charge-off rate for the year to date 1997 of 1.03%. Net loan charge-offs were 1.08% of total loans for the year ended December 31, 1997.

Total non-interest income of $835,000 for third quarter 1998 was down 9% compared to the same period in 1997, due primarily to fewer net gains on sales of investment securities. Gains on sales of SBA loans for third quarter 1998 and 1997 were $95,000 and $110,000, respectively. Although service charge income and overdraft fees were higher by $62,000, comparing third quarter 1998 to the same period in 1997, international fees and SBA loan servicing fees were down in the comparable quarters $21,000 and $25,000, respectively. The increase in service charge fees were a result of higher demand deposit volumes. The decline in net SBA loan servicing fees was due in part to the decrease in servicing rates received on sold loans as a result of heightened competition over the past year, in addition to the increase in the offsetting amortization expense of the related servicing asset. Year to date non-interest income was $2.6 million, an 8% increase over 1997 year to date non-interest income. This increase was primarily due to the sale of SBA loans in first quarter 1998 while no SBA loans were sold in first quarter 1997.

Non-interest expenses increased $631,000, or 36%, in the third quarter of 1998 as compared to the same period last year. A portion of the increase was due to the costs allocated to ensure that the Bank is ready for Year 2000 within the time frame set by the Office of the Comptroller of the Currency. In third quarter, an additional $45,000 was incurred, and the Bank completed the task of replacement of computer hardware to Year 2000 compliant equipment and establishment of a computer lab to test all software used by the Bank. Personnel costs of $1.1 million also increased from third quarter 1997 by $222,000 primarily due to additional branch personnel in the San Jose office as well as higher temporary employee expenses. At September 30, 1998 there were 18 employees in the San Jose office. Occupancy and equipment costs increased $63,000 and $69,000, respectively, for the comparable third quarters as a result of the acquisition. Other operating expenses increased $277,000, or 48%, to $854,000 for third quarter 1998 compared to the same quarter last year. The increases in other operating expenses are due to growth of the Bank, including but not limited to the CSB acquisition, and stronger marketing efforts to publicize our strengths in small business and ethnic banking services. The areas recording significant cost increases for the quarter compared to third quarter 1997 were data processing expenses, marketing costs, and legal fees, with respective increases of $69,000, $33,000, and $53,000. The Company's efficiency ratio for the three-month period of 1998 was 66.5%, considerably higher than the ratio for the same period last year of 62%, primarily due to the temporary increase in non-interest expenses as a result of incorporating the new California office into the Bank. Year to date non-interest expenses increased 18% from 1997 to the current year total of $6.3 million. The increase was, again, primarily due to higher personnel costs and other operating expenses such as non-capitalizable equipment (for Year 2000 costs), data processing, marketing and legal fees. In late September, the data processing system for the San Jose branch was converted to the Atlanta system which should result in notable savings in future periods.

Asset Quality

Non-performing assets declined slightly during third quarter to $2,550,000 at September 30, 1998 compared to $2,696,000 at June 30, 1998, although the balance remains higher than the year-end 1997 total of $1,777,000. Non-performing assets represented 1.98% of total loans as of September 30, 1998 compared to 1.80% at December 31, 1997. The increase was due to addition of three credits including one credit resulting from the CSB acquisition. Subsequent to the acquisition of California Security Bank on June 30, 1998, one of the acquired non-performing loans, totaling $515,000, was charged-off. The loan loss reserve was charged for $115,000 of the loss, and the purchase price of the institution adjusted accordingly for the balance of the loan. The applicable credit acquired from CSB was a commercial loan totaling $474,000 which was reclassified at the time of acquisition as a non-performing and restructured loan due to a below-market interest rate. This loan is collateralized with a first mortgage on real estate and is performing under the workout plan. Other non-performing loans at September 30, 1998 consist of two fully guaranteed SBA credits, one real estate credit of $713,000 for which the Bank believes it is well secured, and two commercial credits also collateralized with first or second mortgages on real property. One of the SBA credits included in non-accrual loans at December 31, 1997 was restructured in January 1998 with interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility even though the loan will remain non-performing. Additionally, the loan is fully guaranteed by the SBA.

                              NON-PERFORMING ASSETS

                                                       September 30,   December 31,
(Dollars in thousands)                                      1998          1997
--------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                        $  634        $1,018
     Non-SBA guaranteed                                     1,916           759

Other real estate                                              --            --
--------------------------------------------------------------------------------
    Total non-performing assets                            $2,550        $1,777
================================================================================
Loans 90 days past due and still accruing interest         $   --            --

Total non-performing assets as a
    percentage of total loans and ORE                        1.98%         1.80%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                    --%           --%

The allowance for loan losses increased to $2,767,000 at September 30, 1998 from $1,468,000 at year-end 1997, an increase of 90%. The acquisition of California Security Bank contributed to the addition of $814,000 to the Company's loan loss allowance. Loan losses have also declined this year to date with gross charge-offs of $462,000 offset by recoveries of $502,000, resulting in a net annualized charge-off rate of -.06% of average total loans compared to 1.08% for the entire year of 1997. The allowance for loan losses represented 2.15% and 1.48%, respectively, of total loans outstanding at September 30, 1998 and December 31, 1997.

           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1998

(In thousands)
--------------------------------------------------------------------------------
Allowance for loan losses at December 31, 1997                          $ 1,468
--------------------------------------------------------------------------------
Charge-offs:
Commercial, financial, and agricultural                                     373
SBA                                                                          38
Real estate                                                                  --
Installment loans to individuals                                             51
--------------------------------------------------------------------------------
  Total                                                                     462
--------------------------------------------------------------------------------
Recoveries:
  Commercial, financial, and agricultural                                   162
  SBA                                                                       317
  Real estate                                                                --
Installment loans to individuals                                             23
--------------------------------------------------------------------------------
    Total                                                                   502
--------------------------------------------------------------------------------
    Net recoveries                                                          (40)
--------------------------------------------------------------------------------
Provision for loan losses charged to income                                 445
Adjustment due to acquisition of California Security Bank                   814
--------------------------------------------------------------------------------
Allowance for loan losses at September 30, 1998                         $ 2,767
--------------------------------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1998 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Recent developments in several Asian economies have caused some concern in the
U. S. banking sector. While some of Summit's customers import from or export to Asia, Summit has no direct lending or investment activities to Asia, whether in the private, financial institutions or sovereign sectors. Summit's primary international activities consist of clearing U. S. dollar based import and export trade documents for U. S. domestic companies. Where credit relationships exist, they are to U. S. domiciled companies based on acceptable risks or on a cash secured basis. The Company does not trade in foreign exchange and takes no foreign exchange position nor does it accept any open and unhedged foreign currency transactions on behalf of its customers. While the overall caution demonstrated by the Company and its clients may have impeded further growth of the international trade finance volume, revenue from international trade transactions has remained stable. In light of the nature of the international position, the stable nature of the fee income, and the size of international revenue in relation to the Company's total revenue, management believes that Summit's international activities do not constitute unacceptable risk.

Liquidity and Capital Adequacy

Liquidity has increased in the third quarter primarily due to the CSB acquisition as compared to December 31, 1997. At September 30, 1998, the Company's average net loan to deposit ratio was 59%, down from 67% at year end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at September 30, 1998. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $5 million to $24.6 million at September 30, 1998, an increase of 24% from December 31, 1997, and 30% from September 30, 1997. In addition to normal earnings retention, stockholders' equity increased $3.2 million since December 31, 1997 due to the issuance of common stock from the exercise of warrants and options. The capital level of the subsidiary Bank exceeds all prescribed regulatory capital guidelines for adequate capitalization. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio declined to 7.4% at September 30, 1998 compared to 9.6% at year end 1997 due to the California Security Bank acquisition. Since the acquisition was a cash transaction, stockholders' equity was not affected, while $40 million in assets were consolidated into the Bank's total assets. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 4% of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 1998, the Bank had a risk-weighted total capital ratio of 12.2% and a Tier 1 risk-weighted capital ratio of 11.0%, compared to year-end 1997 ratios of 15.6% and 14.3%, respectively.

Year 2000

The Company considers the Year 2000 computer processing risk to be a serious risk for all businesses that depend on computer hardware and software to perform the critical functions of their businesses. Year 2000 computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or operate in the manner for which it was designed as a result of century date changes.

The Company's State of Readiness

The Company has established a Year 2000 Committee which is headed by senior management, meets monthly and reports monthly to the Board of Directors. The Committee's goal is to address Year 2000 technology issues so that they will not materially adversely affect the Company's operations or customer service. The Company engaged a third party to assist in the testing of any computer hardware which was not Year 2000 compliant. A major milestone was reached on June 30, 1998 with the completion of hardware testing and necessary replacement.

The available hardware solutions were either to repair and upgrade existing equipment or to replace the equipment. Due to the recent advancements in hardware technology at affordable costs, the Company chose to replace all personal computers throughout the organization. This decision has resulted in better productivity at the workstations through the use of efficient technology, and has allowed the Company to offer more advanced products to its customer base.

The Company has not delayed any other projects related to information technology as a result of Year 2000 actions. On the contrary, the Company has completed the acquisition of another bank and converted that bank's entire data processing, financial reporting and other computer systems to its own. In the third quarter, the Bank implemented new, more efficient technology which provides deposit customers with account statements containing check images. The Bank is also in the process of adding a fourth language, Spanish, to its voice response system and ATM's. This process will be completed in 1999.

The Company outsources its data processing and item processing services to third party vendors. The completion of the Company's Year 2000 project and its ability to adequately service its customers in 2000 largely depends on the compliance of these third party vendors. The Company has monitored the progress of these vendors in their efforts to become Year 2000 compliant over the past year, and will address contingency plans for these systems in early 1999, if testing proves the systems unsatisfactory. The Office of the Comptroller of the Currency ("OCC"), the regulatory authority of the Bank, has also reviewed the Company's primary data processing service provider to ensure that the issue is being addressed timely and effectively. Another critical system is utilized in the Bank's international department to process customer letters of credit and other trade finance products. This system has been certified as Year 2000 compliant by the third party vendor and will be tested by the Bank before January 31, 1998.

The Company also recognizes the importance of ensuring that significant borrowers are addressing the problem in a timely manner to avoid deterioration of the Company's loan portfolio solely due to Year 2000 problems. The Company has identified all material relationships, mailed relevant questionnaires to assess the risk, and plans to work with each of these customers on a one-to-one basis, as appropriate, to assist them with compliance. The methodology used to determine the adequacy of the allowance for loan losses has been expanded to include identification of customer risks associated with the failure to adequately prepare for Year 2000 issues. The Company believes that the allowance for loan losses at September 30, 1998 is sufficient to cover potential loan losses resulting from both credit and Year 2000 risks, however, there can be no assurances that additional amounts will not need to be added to the allowance for loan losses specifically for Year 2000 exposure. Commercial and retail deposit customer awareness is being addressed through mailings and statement stuffers.

The Costs to Address the Company's Year 2000 Issues

Actual costs accrued or incurred to date for the Year 2000 project are approximately $90,000. A testing plan for mission critical systems - systems which are necessary to the ongoing operation of the Bank - has been developed, and testing of these systems is underway. This portion of the project will continue through second quarter 1999. An additional $45,000 of expenses are anticipated and budgeted for fourth quarter 1998 relative to Year 2000. Costs to be incurred in 1999 for the project are estimated to be approximately $65,000, bringing the total estimated Year 2000 project costs to $200,000. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material adverse effect on its financial position or results of operations.

The Risks of the Company's Year 2000 Issues

The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric, telephone, and water service, are beyond the control of the Company and the failure of such systems could have a negative impact on the Company, its customers and third parties on whom the Company relies for its day-to-day operations.

The Company believes that its internal systems and the software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, since the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not expect to incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans

As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of 1998.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.


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

ITEM 1.  Legal Proceedings - Not Applicable

ITEM 2.  Changes in Securities - Not Applicable

ITEM 3.  Defaults Upon Senior Securities - Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.  Other Information

         On November 3, 1998, the Company announced that its Board of Directors has approved a stock repurchase plan. The plan authorizes the purchase of up to 5% of the outstanding shares, or 90,000 shares, of the Company over the next 12 months. The press release announcing the plan is filed as Exhibit 99.1.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

         Exhibit
         Number                      Exhibit
         ------                      -------

         2.1 Agreement and plan of merger by and between the Summit National Bank and California Security Bank, dated March 27, 1998 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 7, 1998.)

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

         10.4 Lease agreement dated September 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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

         10.10 Agreement to purchase real estate dated September 20, 1996 between The Summit National Bank and Nationsbank, NA. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         11.1     Statement Regarding Computation of Per Share Earnings.

         27.1     Financial Data Schedule (for SEC use only)

         27.2     Restated Financial Data Schedule (for SEC use only)

         99.1     Press Release Announcing Stock Repurchase Plan

         b)       Reports on Form 8-K

         On September 14, 1998, the Company filed an amendment to Current Report on Form 8-K, originally filed on July 14, 1998. The item reported in the amendment was "Item 7 - Financial Statements, Proforma Financial Information and Exhibits."

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

                                        DATE: November 13, 1998

                                INDEX TO EXHIBITS
Exhibit                                                                     Page

2.1 Agreement and plan of merger by and between the Summit National Bank and California Security Bank, dated March 27, 1998 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 7, 1998.)

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

10.4 Lease agreement dated September 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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

10.10 Agreement to purchase real estate dated September 20, 1996 between The Summit National Bank and Nationsbank, NA.
         (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

11.1     Statement Regarding Computation of Per Share Earnings.

27.1     Financial Data Schedule (for SEC use only)

27.2     Restated Financial Data Schedule (for SEC use only)

99.1     Press Release Announcing Stock Repurchase Plan