Form 10-K
period 1998-12-31
SUMMIT BANK CORP
filed 1999-03-29
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                        Commission File Number 000-21267

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1999, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $17,198,875 as determined by the most recent trades of registrant's Common Stock known to the registrant. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

         As of March 15, 1999, there were 1,739,718 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 1999 Annual Shareholders' Meeting. Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

                             SUMMIT BANK CORPORATION
                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                   PAGE
                                                                ----------------------------------------------
                                                                   FORM            ANNUAL             PROXY
                                                                   10-K            REPORT           STATEMENT
                                                                  ------          --------          ---------

                                                    PART I

ITEM 1.         Business                                            3-12
                (a) Overview                                           3
                (b) Banking Services                                 3-4
                (c) Locations and Service Areas                        4
                (d) Asian-American Market                            4-5
                (e) International Services Market                      5
                (f) Supervision and Regulation                      5-12
                (g) Competition                                       12
                (h) Fiscal and Monetary Policy                        12
                (i) Employees                                         12
ITEM 2.         Properties                                            13
ITEM 3.         Legal Proceedings                                     14
ITEM 4.         Submission of Matters to a Vote of
                Security Holders                                      14

                                                   PART II

ITEM 5.         Market for Registrant's Common Equity
                and Related Stockholder Matters                       15
ITEM 6.         Selected Financial Data                               16
ITEM 7.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                     9-25
ITEM 8.         Financial Statements and Supplementary
                Data                                                             26-47
ITEM 9.         Not Applicable                                        17

                                                  PART III

ITEM 10.        Directors and Executive Officers of the
                Registrant                                                                           2-7
ITEM 11.        Executive Compensation                                                              9-12
ITEM 12.        Security Ownership of Certain
                Beneficial Owners and Management                                                 7,14-15
ITEM 13.        Certain Relationships and Related
                Transactions                                                                           7

                                                  PART IV

ITEM 14.        Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                 19-20

SIGNATURES                                                         21-22


                                     PART 1.

ITEM 1.    BUSINESS

OVERVIEW

Summit Bank Corporation ("Summit" or the "Company") was organized as a Georgia corporation on October 15, 1986, primarily to become a bank holding company by acquiring all the common stock of The Summit National Bank (the "Bank") upon its formation. The Bank commenced business on March 10, 1988, and the Company's primary activity since then has been the ownership and operation of the Bank.

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and five branch offices, four of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fifth branch office was added on June 30, 1998 with the Bank's acquisition of California Security Bank ("CSB") in San Jose, California. The Bank's fifth office is in an ethnic community of San Jose that is very similar to part of the Bank's Atlanta primary service area. The Bank seeks to serve four principal markets: (1) individuals, professionals, and small to medium-sized businesses in the Bank's primary service areas; (2) ethnic communities, principally Asian-Americans and Latin Americans, located in the primary service areas, including businesses operated by members of such communities; (3) individuals, professionals, and businesses in the primary service areas requiring the international financial transaction services offered by the Bank; and (4) foreign corporations and individuals requiring specialized banking services (international private banking) in the Atlanta and San Jose metropolitan areas.

Management believes the identified markets continue to provide significant growth opportunities for the Bank. The Bank offers these markets a variety of traditional and specialized banking services, and emphasizes personal service, cultural sensitivity and accessibility of management.

BANKING SERVICES

The Bank offers the full range of deposit services typically offered by most banks and other financial institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. However, the Bank tailors its transaction accounts and time certificates to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts ("IRAs") are available. The Bank solicits these accounts from individuals, businesses, associations, and government entities. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount ($100,000 per depositor).

There are certain risks in making all loans. A principal economic risk in making loans is the creditworthiness of the borrower. Other risks in making loans include the period of time over which loans may be repaid, changes in economic and industry conditions, in dealing with individual borrowers, and uncertainties about the future value of any collateral. The Bank's management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and other lending risks, and its regular reviews of delinquencies and loan portfolio quality. The Bank's allowance for potential loan losses is based upon a percentage of the total outstanding loan portfolio and upon a percentage of the balance of specific loans when their ultimate collectibility is considered questionable.

The Bank offers a full range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. The Bank offers government guaranteed loans under the Small Business Administration ("SBA") loan program. After originating a guaranteed loan, the Bank may sell the guaranteed portion (approximately 75%) resulting in a gain on the sale of the portion of the loan sold. In addition, the Bank retains the servicing rights to these loans which generate servicing income on the portion sold. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also offers residential mortgages, through a brokering arrangement with Century Mortgage Corporation.

In addition to deposit and loan services, the Bank's other domestic services include 24-hour multi-lingual telephone banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the HONOR, INSTA TELLER and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout Georgia and California, and in various other cities in the United States and worldwide. The automated teller machine located at the Asian Banking Center branch location also offers multi-lingual screens for Asian patrons. The Bank also offers both VISA and MasterCard credit cards to its customers through a third party vendor.

The Bank's international banking services include inbound and outbound international funds transfers, foreign collections, and import and export letters of credit. The Bank also issues bankers acceptances. These drafts or bills of exchange facilitate international trade and are available only after the Bank completes a diligent credit review process. In addition, the Bank offers private banking services to qualified foreign individuals and corporations establishing business operations in Atlanta. These specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and personal lines of credit (including credit card services).

In addition, the Bank's private banking group assists executives living in the United States with personal banking services that support international business objectives. These services include introductions to correspondent financial services as well as to the Company's general business contacts in international trade markets.

The Bank does not offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

LOCATIONS AND SERVICE AREAS

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341. The main office is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in DeKalb County. The Bank has a 6,000 square foot branch facility in the Company's 18,000 square foot office building at 3490 Shallowford Road, Chamblee, DeKalb County, Georgia. The Bank also leases a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings. In 1996, the Bank purchased a 4,560 square foot building on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia to serve as its third branch office. A 7,700 square foot building on approximately 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia serves as its fourth branch office. In 1998, the Bank assumed a lease for the office acquired through the purchase of CSB. This facility has 8,142 square feet at 1694 Tully Road, San Jose, California and is the Bank's fifth branch location.

One of the Bank's two primary service areas covers a section of North Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. This area is crossed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads in the East, and Interstate 75 in the West. A second primary service area covers the city of San Jose, California. San Jose is located in the south San Francisco bay area and is crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280.

ASIAN-AMERICAN MARKETS

One of the Bank's principal target markets is the Atlanta Asian-American population, including members of the Korean, Chinese, Japanese, Indian, and Southeast Asian communities. The 1990 United States census indicates that the Atlanta Asian-American population exceeds 75,000 people, with the majority of this population located in north Atlanta, including parts of DeKalb, Fulton, and Cobb counties. The San Jose market consists largely of Vietnamese-American and Latin-American individuals and businesses.

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of both Asian- and Latin-Americans. At year-end 1998, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base.

Management believes that the Asian-American community has a high savings rate, low unemployment, and a commitment to economic advancement through education and hard work. In addition, a significant percentage of Asian-Americans in the Bank's market are first generation U.S. immigrants who may be constrained in their current use of banking services at other financial institutions by language and other cultural barriers.

The Bank has employed, and will continue to employ, personnel with Asian and Spanish language skills and first-hand knowledge of the communities to be served. Management believes that language ability and cultural sensitivity, combined with accessibility to senior management, enhances the Bank's competitive position in its market.

INTERNATIONAL SERVICES MARKET

Management believes that a growing number of domestic businesses in the metropolitan areas served by the Bank (and, in particular, a growing number of small- to medium-sized businesses) require its international banking services. While a number of financial institutions operating in the Bank's markets offer such services, they are typically offered from international banking departments located in downtown office facilities or from an out-of-state location; personnel in branch facilities closer to smaller businesses generally are not trained to address these specialized needs. Management believes that the Bank has penetrated, and will be able to further penetrate, this market by providing businesses with convenient access to personnel specially trained to provide international services.

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 1998, the total amount outstanding under such facilities was $1,035,017.

In addition to domestic businesses requiring international banking services, management believes that a growing number of foreign businesses in Atlanta and San Jose, along with their executives and employees, frequently require the international banking services provided by the Bank. Foreign nationals doing business in the United States are often unfamiliar with our banking practices. The Bank has personnel with the language and cultural skills suited to serve this clientele. Management further believes the international banking experience of management of the Bank, along with the contacts of the directors of the Company and the Bank in the international and domestic business communities, enhances the Bank's ability to compete in this target market.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information about the Company.

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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which was effective on September 29, 1995, repealed prior statutory restrictions on interstate acquisitions of banks by bank holding companies. Therefore, the Company may now acquire a bank in another state, and any bank holding company located outside Georgia may acquire a Georgia-based bank, regardless of state law to the contrary, but subject to certain deposit-percentage, aging, and other restrictions. The Interstate Banking Act also generally provided that, as of June 1, 1997, national and state-chartered banks could branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

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

Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia, and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia, to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Subsequent to July 1, 1998, the number of de novo branches that may be established was no longer limited.

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

The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The Office of the Comptroller of the Currency (the "OCC") regularly examines the Bank's operations and has authority to approve or disapprove any bank mergers, consolidations, establishment of branches, and similar corporate actions. The OCC also may prohibit unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from its banking subsidiary. The Company's principal sources of cash flow, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as the payment of dividends by the Company to its shareholders.

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level is an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have policies that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1998, under federal and state dividend rules, the Bank, without obtaining regulatory approvals, could declare aggregate dividends to the Company of up to approximately $4 million, plus 1999 net earnings of the Bank.

Dividend payments by the Company and the Bank may also be affected or limited by other factors, such as the regulatory requirements to maintain adequate capital.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and by the appropriate federal banking regulator in the case of the Bank. The Federal Reserve has two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.8% and 13.6%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 9.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to the risk-based and leverage capital requirements of the OCC, which are substantially similar to those of the Federal Reserve for bank holding companies.

The Bank exceeded applicable minimum capital requirements as of December 31, 1998. No federal banking agency has imposed any additional capital requirements on the Company or the Bank. Failure to meet regulatory capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which became mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF THE BANK

Under Federal Reserve policy, the Company is expected to be a source of financial strength for, and to commit resources to support the Bank. The Bank may need this support at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institution of the Company is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the subsidiary would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The Act, which was effective in December 1992, requires the federal banking regulators to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and to consider other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the regulatory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires a banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The capital levels established for each of the categories are as follows:

====================================================================================================================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
====================================================================================================================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
--------------------------------------------------------------------------------------------------------------------
Adequately Capitalized     4% or more           8% or more                4% or more                      --
--------------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
--------------------------------------------------------------------------------------------------------------------
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
--------------------------------------------------------------------------------------------------------------------
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
====================================================================================================================

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

At December 31, 1998, the Bank met each of the capital levels to qualify as a well capitalized financial institution.

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

In October, 1996, the FDIC revised the SAIF assessment rate schedule to (a) widen the assessment rate spread among institutions in the different capital and risk assessment categories, (b) reduce the assessment rate range assessable on SAIF deposits to 0 to 27 basis points, and (c) set a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.22 basis points and 6.10 basis points, respectively. Beginning in January 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated to be 2.43 basis points.

Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Because the Bank's risk classification was, and still is, the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1998, nor will it be required to pay a deposit insurance assessment in 1999. The Bank was required to pay the FICO assessments in 1998 and will also be required to pay these assessments in 1999. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

COMPETITION

The banking business is highly competitive, particularly in the metropolitan areas served by the Bank. In one or more aspects of their businesses, the Company and the Bank compete with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking companies operating in the metropolitan Atlanta area, the San Jose area and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer services, such as trust services, that the Company and the Bank do not provide. The Bank has employees fluent in foreign languages including Mandarin, Cantonese, Korean, Vietnamese, German, French, Spanish and others which enhances the Bank's ability to compete in target markets.

FISCAL AND MONETARY POLICY

The business of banking depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, accounts for the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The Federal Reserve's monetary policies historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. Management cannot predict the national and international economic conditions and money markets, changes in policy by monetary and fiscal authorities, and the effect of such factors on the Company and the Bank.

EMPLOYEES

As of March 15, 1999, the Company and the Bank had 104 full-time equivalent employees. Management does not anticipate additional hiring in 1999, except to support normal growth of business. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

ITEM 2.  PROPERTIES

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has a lease for 19,403 square feet on the main and third floors of the building. The lease provides base rental at $14.25 per square foot per annum during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per annum. The initial term of the lease expired in December 1998, and the lease was extended to December 2000. The main office on the first floor contains 8,897 square feet of space which includes six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor of the main office houses the international department, personnel department, the operations department, and the executive offices.

The Company owns an office building containing 16,639 square feet of leasable space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Company leases 6,000 square feet of space to the Bank at a cost of $12.00 per square foot for a branch office. The Company currently has leased 10,639 square feet to other tenants which leases provide base rental rates from $12.53 to $14.19 per square foot per annum. The Company incurred a total cost of $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

The Bank's branch office in the Vinings area of Cobb County is located at One Paces West, Suite 150, 2727 Paces Ferry Road, N.W., Atlanta, Georgia 30339. The office building has 246,515 square feet of leasable space near the intersection of Interstate 285 and Paces Ferry Road. The Vinings branch office contains 5,266 square feet of space which the Bank has leased at a base rate of $17.25 per square foot per annum. This space consists of four teller stations, two drive-in windows, four customer service stations, five offices for management and lending officers and a conference room. The Bank also has a walk-up ATM at this location. The initial term of the lease expires June 2002.

In January 1996, the Bank acquired a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This office has six teller stations, one drive-up window, three drive-in lanes, three offices for lending officers and management and also has a walk-up ATM. The branch opened in May 1996.

In August 1996, the Bank acquired a two-story 7,700 square foot building on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. This office has eight teller stations, one drive-up window, three drive-in lanes, six offices for lending officers and management on the ground floor and a drive-through ATM. The second floor has additional office space which will be used at a later date. The branch opened in November 1996.

The Bank's San Jose branch office is in leased office space at 1694 Tully Road. The branch, as anchor tenant in the building, occupies 8,142 square feet. This branch has five teller stations, in addition to a merchant booth for large commercial transactions, and two walk-up ATM machines.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has three market makers for shares of its common stock. The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". All transactions involving the sale and purchase of shares of the Common Stock known to the Company were facilitated through the three market makers. As of March 15, 1999, the quoted purchase price for the Company's shares was $15.63 per share. There were approximately 324 holders of record of the Company's Common Stock at March 15, 1999.

The Company began paying cash dividends in 1995 and paid $.28 per share in that year. The Company paid $.35 and $.39 per share in cash dividends in 1997 and 1998, respectively. Although the Company currently plans to pay cash dividends on a quarterly basis, there can be no assurance that Summit's dividend policy will remain unchanged in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, the ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company, as to which there can be no assurance.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 10, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report of Shareholders which is incorporated by reference herein.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $690,000 to the Company in 1998. As of December 31, 1998, the Bank had cumulative net retained profits for 1997 and 1998 of $3,989,000, which is entirely available for dividends to the Company in 1999, plus the Bank's 1999 net earnings, if any, provided that the necessary transfers of net profits to surplus were made. The OCC also may to enjoin a national bank from engaging in an unsafe or unsound practice, which may include the payment of a dividend under certain circumstances.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.

(Dollars in thousands, except per share data)                                 As of December 31,

Balance Sheet Data                                    1998         1997        1996            1995         1994
------------------                                  --------------------------------------------------------------
Total assets                                        $263,161     $180,296       154,248      $130,076     $108,146
Investment securities                                 96,101       62,962        38,584        32,702       19,274
Loans                                                133,496       98,892        85,808        78,177       73,801
Allowance for loan losses                              2,336        1,468         1,931         1,686        1,603
Deposits                                             218,647      144,795       132,899       109,816       90,639
Federal Home Loan Bank advances                       10,000       10,000         1,000            --           --
Other borrowed funds                                   5,987        2,756           657            --           --
Obligations under capital lease                           39           81           118           152          166
Stockholders' equity                                  24,505       19,778        16,936        15,413       13,273


                                                                         Year Ended December 31,

Statement of Income Data                              1998        1997         1996          1995          1994
------------------------                          ----------------------------------------------------------------
Interest income                                   $   17,253   $   13,475    $   11,356   $   10,101   $    8,155
Interest expense                                       7,309        5,470         4,520        4,070        2,800
Net interest income                                    9,944        8,005         6,836        6,031        5,355
Provision for loan losses                                455          540           404          397          430
Net interest income after
  provision for loan losses                            9,489        7,465         6,432        5,634        4,925
Non-interest income                                    3,575        3,460         3,361        3,311        3,050
Non-interest expenses                                  8,792        7,156         6,411        5,802        5,209
Income tax expense                                     1,503        1,319         1,174        1,042          838
Net income                                            $2,769       $2,450        $2,208   $    2,101   $    1,928

Per Share Data
Book value per share at year end                      $13.68       $13.28        $12.03   $    10.95   $     9.43
Basic earnings per share                                1.56         1.71          1.57         1.49         1.37
Diluted earnings per share                              1.53         1.50          1.43         1.49         1.37
Weighted-average shares outstanding - basic        1,773,010    1,436,023     1,407,688    1,407,688    1,407,688
Weighted-average shares outstanding - diluted      1,804,828    1,632,586     1,546,332    1,414,670    1,407,688
Dividends declared                                $      .39   $      .35    $      .31   $      .28           --
Dividend payout ratio                                  25.00%       20.47%        19.75%       18.79%          --

Ratios
Return on average assets                                1.24%        1.47%         1.59%        1.74%        1.78%
Return on average equity                               11.89%       13.36%        13.80%       15.09%       15.65%
Average equity/average assets                          10.47%       11.03%        11.53%       11.51%       11.37%
Net interest margin                                     4.90%        5.26%         5.44%        5.50%        5.39%
Non-performing assets/total loans
  and other real estate                                 2.70%        1.80%         1.07%         .14%         .37%
Allowance for loan losses/total loans                   1.75%        1.48%         2.25%        2.16%        2.17%
Non-interest expense/net
  interest income and non-interest income              65.03%       62.42%        62.87%       62.11%       61.98%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the 1998 Annual Shareholders' Report -- See Cross Reference Index on page 2.

The Company has not provided quantitative and qualitative disclosures of market risk as required by Item 305 of Regulation S-K because it meets the requirements of a small business issuer.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 1998 Annual Shareholders' Report -- See Cross Reference Index on page 2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Definitive Proxy Statement for the 1999 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Definitive Proxy Statement for the 1999 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Definitive Proxy Statement for the 1999 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Definitive Proxy Statement for the 1999 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, are incorporated by reference to the 1999 Annual Shareholders' Report -- See Cross Reference Index on page 2.

         2. Financial Statement Schedules - These are omitted as they are not required or are not applicable.

         3.       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K).


Exhibit
Number                             Exhibit
2.1      Agreement and Plan of Merger by and between The Summit National Bank and California Security Bank dated as of March 27, 1998 (incorporated by reference to Exhibit 2.1 of Summit Bank Corporation's Current Report
         on Form 8-K dated March 27, 1998.)

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

10.1*    Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23,
         1998 (incorporated by reference to Appendix A to the Company's Proxy
         Statement filed on March 18, 1998).

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

23.1     Consent of Independent Public Accountants

27.1     Financial Data Schedule (for SEC use only)

* Denotes a management contract, compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUMMIT BANK CORPORATION

                                     By       /s/ David Yu
                                       ----------------------------------------
                                              David Yu, President, and
                                              Chief Executive Officer

                                     Date     March 24, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Yu                                Director, President and Chief         Dated:  March 24, 1999
-------------------------------------       Executive Officer
                David Yu

/s/ Pin Pin Chau                            Director, Executive                   Dated:  March 24, 1999
-------------------------------------       Vice President
                Pin Pin Chau

/s/ Gary K. McClung                         Principal Financial Officer           Dated:  March 24, 1999
-------------------------------------       and Principal Accounting
                Gary K. McClung             Officer and Secretary

/s/ Jack N. Halpern                         Director, Chairman                    Dated:  March 24, 1999
-------------------------------------       of the Board
                Jack N. Halpern


/s/ Gerald L. Allison                       Director,                             Dated:  March 24, 1999
-------------------------------------       Vice Chairman
                Gerald L. Allison           of the Board

/s/ Aaron I. Alembik                        Director                              Dated:  March 25, 1999
-------------------------------------
                Aaron I. Alembik


                                            Director                              Dated:
-------------------------------------
                Paul C.Y. Chu

/s/ Peter M. Cohen                          Director                              Dated:  March 25, 1999
-------------------------------------
                Peter M. Cohen

/s/ Jose I. Gonzalez                        Director                              Dated:  March 24, 1999
-------------------------------------
                Jose I. Gonzalez

/s/ Donald R. Harkleroad                    Director                              Dated:  March 25, 1999
-------------------------------------
                Donald R. Harkleroad

/s/ Daniel T. Huang                         Director                              Dated:  March 24, 1999
-------------------------------------
                Daniel T. Huang


/s/ Shafik H. Ladha                         Director                              Dated:  March 25, 1999
-------------------------------------
              Shafik H. Ladha

/s/ James S. Lai                            Director                              Dated:  March 24, 1999
-------------------------------------
              James S. Lai

/s/ Sion Nyen Lai                           Director                              Dated:  March 25, 1999
-------------------------------------
              Sion Nyen (Francis) Lai

/s/ Shih Chien Lo                           Director                              Dated:  March 25, 1999
-------------------------------------
              Shih Chien (Raymond) Lo

/s/ Nack Paek                               Director                              Dated:  March 24, 1999
-------------------------------------
              Nack Paek

/s/ Carl L. Patrick, Jr.                    Director                              Dated:  March 24, 1999
-------------------------------------
              Carl L. Patrick, Jr.

-------------------------------------       Director                              Dated:
              Cecil M. Phillips

/s/ W. Clayton Sparrow, Jr.                 Director                              Dated:  March 24, 1999
-------------------------------------
              W. Clayton Sparrow, Jr.

-------------------------------------       Director                              Dated:
              Howard H. L. Tai

/s/ P. Carl Unger                           Director                              Dated:  March 24, 1999
-------------------------------------
              P. Carl Unger

                                INDEX TO EXHIBITS

                                                                                 Sequentially
Exhibit                                                                              Numbered
Number                                Description                                       Pages
2.1            Agreement and Plan of Merger by and between The Summit National
               Bank and California Security Bank dated as of March 27, 1998
               (incorporated by reference to Exhibit 2.1 of Summit Bank
               Corporation's Current Report on Form 8-K dated March 27, 1998.)

3.1            Amended and Restated Articles of Incorporation of Summit Bank
               Corporation (incorporated by reference to Exhibit 3.2 of Summit
               Bank Corporation's Registration Statement on Form S-1, Amendment
               No. 3 (Registration Number 33-16366).

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

10.1           Summit Bank Corporation 1998 Stock Incentive Plan, as of February
               23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998).

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

11.1           Statement Regarding Computation of Per Share Earnings                      25

13.1           Annual Report to Shareholders                                              26

21.1 Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996).

23.1           Consent of Independent Public Accountants                                  70

27.1           Financial Data Schedule (for SEC use only)                                 71