Form 10-Q
period 1999-03-31
SUMMIT BANK CORP
filed 1999-05-14
CIK 820067

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                    Commission File Number 000-21267

                         SUMMIT BANK CORPORATION
         (Exact name of Registrant as specified in its charter)

            GEORGIA                                           58-1722476
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

                  Yes   X                          No
                       ---                             ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                Class                       Outstanding at May 1, 1999
                -----                       --------------------------
   Common Stock. $.0l par value                     1,735,282

                      The Exhibit Index Appears on Page 15

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                     March 31,        December 31,
(In thousands)                                                         1999              1998
--------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                              $  12,037         $  10,559
Federal funds sold                                                      10,400            10,725
Interest-bearing deposits in other banks                                   180               156
Investment securities available for sale, at fair value                 82,607            94,787
Other investments                                                        1,314             1,314
Loans, net of unearned income                                          130,425           127,824
Loans held for sale                                                      5,713             5,672
Less:  allowance for loan losses                                        (2,224)           (2,336)
--------------------------------------------------------------------------------------------------
       Net loans                                                       133,914           131,160
--------------------------------------------------------------------------------------------------
Premises and equipment, net                                              4,634             4,633
Customers' acceptance liability                                          1,997             2,319
Goodwill, net                                                            1,630             1,651
Other assets                                                             6,478             5,857
--------------------------------------------------------------------------------------------------
       Total assets                                                  $ 255,191         $ 263,161
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                                       $  50,100         $  48,246
    Interest-bearing:
       Demand                                                           41,618            42,350
       Savings                                                           8,885             8,438
       Time, $100,000 and over                                          37,908            41,240
       Other time                                                       73,607            78,373
--------------------------------------------------------------------------------------------------
       Total deposits                                                  212,118           218,647
--------------------------------------------------------------------------------------------------

Obligation under capital lease                                              27                39
Federal Home Loan Bank advance                                          10,000            10,000
Other borrowed funds                                                     5,081             5,987
Acceptances outstanding                                                  1,997             2,319
Other liabilities                                                        2,068             1,664
--------------------------------------------------------------------------------------------------
       Total liabilities                                               231,291           238,656
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                            18                18
    Additional paid-in capital                                          16,178            16,178
    Treasury stock, at cost; 77,545 and 24,375 shares in 1999
       and 1998, respectively                                           (1,305)             (447)
    Retained earnings                                                    9,175             8,731
    Accumulated other comprehensive (loss) income                         (166)               25
--------------------------------------------------------------------------------------------------
       Total stockholders' equity                                       23,900            24,505
--------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                    $ 255,191         $ 263,161
==================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)


                                                                               Three months
                                                                               ended March 31,
(Dollars in thousands, except share and per share amounts)              ----------------------------
                                                                           1999              1998
-----------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                              $    3,207        $    2,589
     Interest-bearing deposits in other banks                                    3                 2
     Federal funds sold                                                        135                82
     Investment securities                                                     514               409
     Mortgage-backed securities                                                701               604
-----------------------------------------------------------------------------------------------------
        Total interest income                                                4,560             3,686
-----------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                          519               373
     Other deposits                                                          1,266               960
     Federal Home Loan Bank advance                                            123               126
     Short-term borrowings and obligation under capital lease                   50                34
-----------------------------------------------------------------------------------------------------
        Total interest expense                                               1,958             1,493
-----------------------------------------------------------------------------------------------------

        Net interest income                                                  2,602             2,193
Provision for loan losses                                                       99               160
-----------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                  2,503             2,033
-----------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                                   303               284
     SBA loan servicing fees                                                    67                76
     Service charge income                                                     115                73
     Overdraft and NSF charges                                                 140               131
     Gains on sales of loans                                                    79               157
     Net gains on sales of investment securities                                 1                17
     Other                                                                     137               113
-----------------------------------------------------------------------------------------------------
        Total non-interest income                                              842               851
-----------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                          1,210               984
     Equipment                                                                 166               147
     Net occupancy                                                             189               139
     Other operating expenses                                                  817               647
-----------------------------------------------------------------------------------------------------
        Total non-interest expenses                                          2,382             1,917
-----------------------------------------------------------------------------------------------------
     Income before income taxes                                                963               967
-----------------------------------------------------------------------------------------------------
Income tax expense                                                             341               342
-----------------------------------------------------------------------------------------------------
     Net income                                                         $      622        $      625
-----------------------------------------------------------------------------------------------------
Basic net income per common share                                       $      .35        $      .38
Diluted net income per common share and common share equivalents        $      .35        $      .38
-----------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding - basic                       1,771,127         1,653,917
Weighted-average common shares outstanding - diluted                     1,772,071         1,658,634
-----------------------------------------------------------------------------------------------------
Dividends declared per common share                                     $      .10        $      .09
=====================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Three months
                                                                                       ended March 31,
                                                                                  -------------------------
(In thousands)                                                                      1999             1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                        $    622         $    625
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization of premises and equipment                             124              105
   Net amortization of premiums/discounts on investment securities                     175               11
   Amortization of negative goodwill                                                    --              (28)
   Amortization of goodwill                                                             21               --
   Provision for loan losses                                                            99              160
   Proceeds from sales of loans                                                      1,419               --
   Gains on sales of loans                                                             (79)            (157)
   Net gains on sales of investment securities                                          (1)             (17)
Changes in other assets and liabilities:
   Net (increase) decrease in loans held for sale                                      (41)           1,263
   (Increase) decrease in other assets                                                 319            1,699
   Increase in other liabilities                                                       404              267
-----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                         3,062            3,928
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                22,773            6,260
Principal collections on investment securities available for sale                    8,111            1,858
Proceeds from sales of investment securities available for sale                        495            1,835
Purchases of investment securities available for sale                              (19,679)          (9,955)
Loans made to customers, net of principal collected on loans                        (4,977)          (4,641)
Purchases of premises and equipment                                                   (125)             (84)
-----------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                            (6,598)          (4,727)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                          1,569            4,420
Net (decrease) increase in time deposits                                            (8,098)           2,986
Principal payments for obligation under capital lease                                  (12)             (10)
Purchase of treasury shares                                                           (858)              --
Dividends paid                                                                        (178)            (152)
Issuance of common stock upon exercise of warrants and options                          --            3,237
Net decrease in borrowed funds                                                        (906)            (356)
-----------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                              (8,483)          10,125
-----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                            1,177            9,326
Cash and cash equivalents at beginning of period                                    21,440            9,360
Cash and cash equivalents at end of period                                        $ 22,617         $ 18,686
===========================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                       $  1,827         $  1,430
   Income taxes                                                                   $    294         $     72
Supplemental disclosures of non-cash items:
   Loans held for sale transferred to other assets pending receipt of
     cash proceeds                                                                $     --         $  1,661
   Loans transferred to other real estate                                         $    825               --
===========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      Summit Bank Corporation and Subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

      The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.    ACCOUNTING POLICIES

      We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.    COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the interim-period disclosure requirements of SFAS 130 effective March 31, 1998 and adopted the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

      Total comprehensive income for the three months ended March 31, 1999 was $431,000 compared to $620,000 for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report contains forward-looking statements and information relating to us and our subsidiary. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

For the three-month period ended March 31, 1999

Performance Overview

The Company reported net income of $622,000 for the first quarter of 1999, compared to $625,000 in first quarter of 1998. A strong increase in net interest income, from first quarter 1998 to the same period in 1999, was offset by a similar increase in non-interest expenses. Both of these increases were largely due to the acquisition of California Security Bank ("CSB") in June, 1998. Net earnings per share for first quarter 1999 were $.35 (basic and diluted) as compared to $.38 (basic and diluted) for first quarter 1998. Earnings per share declined because approximately 400,000 more shares of Company common stock were outstanding due to the exercise of organizers' warrants in first quarter 1998. All unexercised warrants expired in March 1998. The annualized return on average stockholders' equity for the 1999 three-month period was 10.2% versus 11.8% for the 1998 three-month period, while the return on average assets was .94% compared to 1.34% in 1998. Book value per share was $13.75 at March 31, 1999 compared to $13.68 at December 31, 1998 and $12.95 at March 31, 1998. In first quarter 1999, the Company approved a dividend increase from $.10 to $.12 per share per quarter beginning in the second quarter. The increase continues a trend of annual increases in dividends since the Company began paying dividends to shareholders in 1995.

Total assets at March 31, 1999 were $255 million, an increase of 33%, or $63 million, during the last twelve months, although a slight decline of 3% from December 31, 1998. The twelve-month increase was largely due to the acquisition of CSB which added approximately $40 million in total assets to the Company's balance sheet. The first quarter decline in total assets from December 31, 1998 was due to investment security maturities early in the quarter which offset maturities of premium-priced time deposits generated from a 1998 certificate of deposit ("CD") promotion. Investment securities available for sale totaled $83 million at March 31, 1999 compared to $95 million at December 31, 1998 and $62 million at March 31, 1998. The CSB acquisition contributed $14 million to the Company's investment portfolio in June of last year.

Net loans have increased $2.8 million, or 2%, to $134 million, since December 31, 1998. During the last twelve months net loans grew 35%, or $35 million. Of this growth, $19 million was a result of the acquisition. The remainder of the growth was realized in the Atlanta market. Total deposits have grown $60 million, or 39%, during the last twelve months while declining in the first quarter of 1999 by $6.5 million primarily due to the maturing CD's discussed above. The Company continues to focus on small business deposit relationships as evidenced by an increase in non-interest bearing deposits which now total 24% of all deposits compared to 23% at March 31, 1998.

In fourth quarter 1998, the Company announced a stock repurchase plan. Under the plan, the Company intends to repurchase up to 90,000 shares of its outstanding common stock. At March 31, 1999, the Company had repurchased 77,545 shares. Total stockholders' equity reflects these shares as treasury stock. The cost of these repurchases totaled $1.3 million at March 31, 1999, up from $400,000 million at December 31, 1998.

Net interest income increased 23% to $2.5 million during first quarter 1999 compared to the same period in 1998, primarily due to a higher volume of interest earning assets from both growth in Atlanta and the acquisition in California. The Company's net interest margin through March 31, 1999 has continued to experience pressure from the declining rate environment, declining to 4.41% from 5.19% for the comparable period in 1998. The cost of funds has increased over the past three quarters because of a 1998 promotion on time deposits, which provided an approximate $16 million increase in deposits in 1998. These time deposits are currently maturing and repricing to current rates. Therefore, the Company expects its costs of funds to decline throughout 1999.

The provision for loan losses decreased to $99,000 for the quarter ended March 31, 1999 compared to $160,000 for the quarter ended March 31, 1998 due primarily to slow loan volume growth and an adequate reserve determined in accordance with the Company's allowance for loan losses methodology. Gross charged off loans for the quarter ended March 31, 1999 were $235,000 while recoveries for the period were $24,000, for an annualized net charge-off rate of .63% of total loans. The charge-offs recorded in first quarter included a $154,000 write-down on foreclosed property upon transfer of the property to Other Real Estate Owned. Net loan charge-offs were -.03% for the first quarter of 1998, primarily because of substantial recoveries of fully guaranteed SBA loan charge-offs taken in late 1997.

Non-interest income of $842,000 in first quarter 1999 was flat compared to the same period in 1998 at $851,000. Increases in service charge income, coupled with overdraft and nonsufficient funds charges, and international fees of $51,000 and $19,000, respectively, were offset by lower gains on sales of SBA loans and investment securities. Service charge income increased in first quarter 1999 compared to the comparable period in 1998 primarily as a result of higher demand deposit volumes. The increase in international fee income was due to growth in the Bank's trade finance transaction volume. The total decline in gains on sales of assets from first quarter 1998 to the same period in 1999 was $94,000 and was due to a lower volume of sales, as well as a decline in the premiums received on SBA loan sales.

Non-interest expenses increased $465,000, or 24%, in the first quarter of 1999 compared to the same period last year. Most of this increase was related to the CSB acquisition and absorbing the operating expenses of this new branch in San Jose. First quarter 1999 personnel costs were $1.2 million compared to first quarter 1998 personnel costs of $1 million primarily reflecting new branch staffing. Year to date occupancy costs increased $50,000 for a total of $189,000 compared to the same period last year. Other operating expenses increased 26% to $817,000 for first quarter 1999 compared to the same quarter in 1998. The primary reasons for this increase were that data processing, telecommunications, and goodwill amortization, were higher this year by $67,000, $25,000, and $22,000, respectively. These increases were mainly related to the acquisition of CSB. The Company's 69% efficiency ratio for the three-month period of 1999 was 6% higher than the first quarter of 1998 primarily due to the increase in operating expenses associated with the new branch.

Asset Quality

Non-performing assets increased to $4,237,000 at March 31, 1999 compared to $3,610,000 at year-end 1998. Non-performing assets represented 3.09% of total loans and other real estate owned as of March 31, 1999 compared to 2.70% at December 31, 1998. Non-performing loans at March 31, 1999 primarily include four fully guaranteed SBA credits, totaling $1.2 million, four partially guaranteed SBA credits, totaling $809,000 of which $359,000 is fully guaranteed, and two real estate credits totaling $1.2 million for which the Bank believes it is well secured. One of the SBA credits included in non-performing loans at March 31, 1999 was reclassified in January 1998 as a restructured loan because of interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility, even though the loan will remain non-performing. Additionally, the loan is fully guaranteed by the SBA. Also included in non-performing assets was other real estate owned at March 31, 1999 of $825,000 that resulted from the foreclosure on a loan secured by a non-residential building. At present, there is a contract to sell this property, which is expected to close in May 1999. There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 1999.

                             NON-PERFORMING ASSETS


                                                        March 31,      December 31,
(Dollars in thousands)                                    1999            1998
-----------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                       $1,590         $1,495
     Non-SBA guaranteed                                    1,437          1,724

Other real estate                                            825             --

Restructured loans - SBA guaranteed                          385            391
-----------------------------------------------------------------------------------

    Total non-performing assets                           $4,237         $3,610
===================================================================================

Loans 90 days past due and still accruing interest        $   --             --

Total non-performing assets as a
    percentage of total loans and ORE                       3.09%          2.70%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                   --%            --%

The allowance for loan losses decreased to $2,224,000 at March 31, 1999 from $2,336,000 at year-end 1998, a decrease of 5%. Loan losses have increased this year to date compared to first quarter 1998, with gross charge-offs of $235,000 offset by recoveries of $24,000, resulting in a net annualized charge-off rate of .63% of average total loans compared to -.03% for the first quarter of 1998. The allowance for loan losses represented 1.63% and 1.75%, respectively, of total loans outstanding at March 31, 1999 and December 31, 1998.

            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 1999

        (In thousands)
        ===============================================================

           Allowance for loan losses at December 31, 1998        $2,336

        ---------------------------------------------------------------
           Charge-offs:
           Commercial, financial, and agricultural                   79
           SBA                                                       --
           Real estate                                              154
           Installment loans to individuals                           2

        ---------------------------------------------------------------
           Total                                                    235
        ---------------------------------------------------------------

         Recoveries:
           Commercial, financial, and agricultural                    2
           SBA                                                       19
           Real estate                                               --
           Installment loans to individuals                           3
        ---------------------------------------------------------------

           Total                                                     24
        ---------------------------------------------------------------

           Net charge-offs                                          211
        ---------------------------------------------------------------

         Provision for loan losses charged to income                 99
        ---------------------------------------------------------------

         Allowance for loan losses at March 31, 1999             $2,224
        ---------------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 1999 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has remained fairly stable since the end of 1998. At March 31, 1999, the Company's average net loan to deposit ratio was 63%, up from 59% at year-end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at March 31, 1999. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Stockholders' equity of the Company decreased $605,000 to $23.9 million at March 31, 1999, a decrease of 2.5% from December 31, 1998, and an increase of 1.7% over equity at March 31, 1998. Offset by normal earnings growth, stockholders' equity decreased $858,000 since December 31, 1998 due to the repurchase of common stock under the Company's stock repurchase plan. The capital level of the subsidiary Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio remained fairly stable at 7.4% at March 31, 1999 compared to 7.3% at year-end 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 1999, the Bank had a risk-weighted total capital ratio of 11.6% and a Tier 1 risk-weighted capital ratio of 10.4% which compares favorably to year end 1998 ratios of 11.4% and 10.2%, respectively.

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

The Company's State of Readiness

The Company's Year 2000 Committee, headed by senior management, has continued its efforts to address the issue with regular meetings, reporting its progress monthly to the Board of Directors. The Committee's goal is to address Year 2000 technology issues so that they will not materially adversely affect the Company's operations or customer service. In 1998, the Company engaged a third party to assist in the testing of any computer hardware which was not Year 2000 compliant. Hardware testing and any necessary replacement was completed last year.

The Company outsources its data processing and item processing services to third party vendors. The completion of the Company's Year 2000 project and its ability to adequately service its customers in 2000 largely depends on the compliance of these third party vendors. The Company has monitored the progress of these vendors in their efforts to become Year 2000 compliant over the past year. To date, all mission critical systems, including the Bank's data processing system, have been fully tested for Year 2000 compliance, and no material problems were encountered during testing. Another critical system is utilized in the Bank's international department to process customer letters of credit and other trade finance products. This system has been certified as Year 2000 compliant by the third party vendor and has been tested by the Bank this year, with no material problems encountered. The Company tested the contingency plans for these systems in early 1999, with a successful outcome.

The Company has also completed an analysis of non-information technology related systems to determine the impact that the century date change may have on them. These include all HVAC systems, telecommunications systems (both wired and wireless), controlled-access systems and elevators. The Company expects that all necessary upgrades to these systems will be completed by June 30, 1999.

The Company also recognizes the importance of ensuring that significant borrowers are addressing the problem in a timely manner to avoid deterioration of the Company's loan portfolio solely due to Year 2000 problems. The Company has identified all material relationships, mailed relevant questionnaires to assess the risk, and is working with these customers on a one-to-one basis, as appropriate, to continue monitoring their Year 2000 risk. Identification of borrower risks associated with the failure to adequately prepare for Year 2000 issues is considered in the lending function.

The Company also performed a review of significant customer deposit relationships with the Bank to determine those customers' efforts to address the Year 2000 issue. The purpose of this analysis was to determine any special funding needs that the Bank may incur as a result of a significant depositor needing to draw against reserve cash to meet Year 2000 critical operations. Management of the Bank believes, based on that analysis, that it has sufficient funding sources available, to meet any extra currency needs customers may have as December 31, 1999 approaches and, also, into early year 2000. Funding sources include available credit lines with the Federal Home Loan Bank and correspondent banks, as well as unpledged investment securities. Ongoing reviews of both loan and deposit customers will continue during 1999 to ensure the Bank makes every effort to provide services to its customers through the century change. Commercial and retail deposit customer awareness is being addressed through mailings, statement stuffers, and pamphlets placed in the branches.

The Costs to Address the Company's Year 2000 Issues

Actual costs accrued or incurred this year to date for the Year 2000 project are approximately $20,000. An additional $40,000 of expenses are anticipated and budgeted for the remainder of 1999 relative to Year 2000, bringing the total estimated Year 2000 project costs to $200,000. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material adverse effect on its financial position or results of operations.

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

The Company's Contingency Plans

As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has completed the formulation of a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react. Additionally, the Company completed a test of its contingency plan in April 1999 in its efforts to ensure continued operations in the event of an unforseen problem.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, inaccurate representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not provided quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K because it has previously met the requirements of a small business issuer. The Company will be required to provide this disclosure for the year ending December 31, 1999 and interim periods subsequent to that date.

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

                                   DATE:   May 13, 1999
                                        ------------------------------------

                           INDEX TO EXHIBITS

Exhibit                                                                  Page
-------                                                                  ----
11.1       Statement Regarding Computation of Per Share Earnings          16

27.1       Financial Data Schedule                                        17