Form 10-Q
period 1999-06-30
SUMMIT BANK CORP
filed 1999-08-13
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

         Yes   [X]                            No  [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

           Class                               Outstanding at August 2,1999
           -----                               ----------------------------
Common Stock. $.0l par value                           1,708,324

                      The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     June 30,      December 31,
   (In thousands except share amounts)                                 1999           1998
------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                            $  13,212       $  10,559
Federal funds sold                                                     3,000          10,725
Interest-bearing deposits in other banks                                 181             156
Investment securities available for sale                              74,538          94,787
Other investments                                                      1,096           1,314
Loans, net of unearned income                                        150,076         127,824
Loans held for sale                                                    6,426           5,672
Less:  allowance for loan losses                                      (2,370)         (2,336)
--------------------------------------------------------------------------------------------
          Net loans                                                  154,132         131,160
--------------------------------------------------------------------------------------------
Premises and equipment, net                                            4,562           4,633
Customers' acceptance liability                                        1,799           2,319
Goodwill                                                               1,622           1,651
Other assets                                                           6,008           5,857
============================================================================================
          Total assets                                             $ 260,150       $ 263,161
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest-bearing demand                                     $  55,107       $  48,246
   Interest-bearing:
      Demand                                                          41,637          42,350
      Savings                                                          8,713           8,438
      Time, $100,000 and over                                         42,037          41,240
      Other time                                                      67,423          78,373
--------------------------------------------------------------------------------------------
          Total deposits                                             214,917         218,647
--------------------------------------------------------------------------------------------
Obligation under capital lease                                            16              39
Federal Home Loan Bank advance                                        10,000          10,000
Other borrowed funds                                                   8,777           5,987
Acceptances outstanding                                                1,799           2,319
Other liabilities                                                      1,687           1,664
--------------------------------------------------------------------------------------------
        Total liabilities                                            237,196         238,656
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                           18              18
   Additional paid-in capital                                         16,178          16,178
   Treasury stock, at cost; 106,704 and 24,375 shares in 1999
      and 1998, respectively                                          (1,797)           (447)
   Retained earnings                                                   9,559           8,731
   Accumulated other comprehensive (loss)/income                      (1,004)             25
--------------------------------------------------------------------------------------------
        Total stockholders' equity                                    22,954          24,505
--------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                 $ 260,150       $ 263,161
============================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                      Three months                  Six months
                                                                      ended June 30,              ended June 30,
(Dollars in thousands, except share and per share amounts)          1999          1998            1999          1998
----------------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                    $     3,578     $    2,678    $     6,785     $    5,267
     Interest-bearing deposits in other banks                           2              4              5              6
     Federal funds sold                                                69             85            204            167
     Investment securities                                            334            401            848            810
     Mortgage-backed securities                                       816            634          1,517          1,238
----------------------------------------------------------------------------------------------------------------------
        Total interest income                                       4,799          3,802          9,359          7,488
----------------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                 485            385          1,004            758
     Other deposits                                                 1,134          1,023          2,400          1,983
     FederalHome Loan Bank advance                                    124            124            247            250
     Short-term borrowings and obligation
        under capital lease                                            65             44            115             78
----------------------------------------------------------------------------------------------------------------------
        Total interest expense                                      1,808          1,576          3,766          3,069
----------------------------------------------------------------------------------------------------------------------

        Net interest income                                         2,991          2,226          5,593          4,419
Provision for loan losses                                             325            195            424            355
----------------------------------------------------------------------------------------------------------------------
        Net interest income after provision
          for loan losses                                           2,666          2,031          5,169          4,064
----------------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                          314            292            617            576
     SBA loan servicing fees                                           69             61            136            137
     Service charge income                                            118             74            233            147
     Non-sufficient funds charges                                     143            159            283            290
     Gains on sales of loans                                           --            216             79            373
     Net gains (losses) on sales of investment securities              (6)            31             (5)            48
     Other                                                            150            108            287            221
----------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                     788            941          1,630          1,792
----------------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                 1,197            985          2,407          1,969
     Equipment                                                        184            195            350            342
     Net occupancy                                                    191            139            380            278
     Other operating expenses                                         969            693          1,786          1,340
----------------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                                 2,541          2,012          4,923          3,929
----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                       913            960          1,876          1,927
----------------------------------------------------------------------------------------------------------------------
Income tax expense                                                    320            341            661            683
----------------------------------------------------------------------------------------------------------------------
     Net income                                               $       593     $      619    $     1,215     $    1,244
----------------------------------------------------------------------------------------------------------------------
Basic net income per common share                             $       .34     $      .34    $       .69     $      .72
Diluted net income per common share and
     common share equivalents                                 $       .34     $      .34    $       .69     $      .69
----------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                     1,727,128      1,815,363      1,749,006      1,735,086
Weighted-average shares outstanding - diluted                   1,727,128      1,821,161      1,749,006      1,802,091
----------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                          $        .12    $       .10    $       .22     $      .19
======================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                              Six months
                                                                                             ended June 30,
                                                                                         --------------------
(In thousands)                                                                            1999          1998
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                           $   1,215      $   1,244
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                                 199            214
   Net amortization of premiums/discounts on investment securities                         350             49
   Amortization of negative goodwill                                                        --            (55)
   Amortization of goodwill                                                                 43             --
   Provision for loan losses                                                               424            355
   Proceeds from sales of loans                                                          1,419          4,229
   Gains on sales of loans                                                                 (79)          (373)
   Losses on sales of other real estate owned                                               21             --
   Net losses (gains) on sales of investment securities                                      5            (48)
Changes in other assets and liabilities:
   Net (increase) decrease in loans held for sale                                         (754)           888
   Decrease in other assets                                                              1,261          1,054
   Increase in other liabilities                                                            23            246
-------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             4,127          7,803
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities                                       26,997         11,260
Principal collections on investment securities                                          12,199          4,616
Proceeds from sales of investment securities                                             8,498          2,855
Purchases of investment securities available for sale                                  (29,233)       (22,311)
Loans made to customers, net of principal collected on loans                           (24,807)        (8,090)
Purchases of premises and equipment                                                       (128)          (172)
Purchase of California Security Bank, net of cash and cash equivalents acquired             --           (320)
-------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                (6,474)       (12,162)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                              6,423          1,598
Net increase in time deposits                                                          (10,153)        18,645
Principal payments for obligation under capital lease                                      (23)           (21)
Purchase of treasury shares                                                             (1,350)            --
Dividends paid                                                                            (387)          (333)
Issuance of common stock upon exercise of warrants and options                              --          3,248
Net increase in borrowed funds                                                           2,790          2,253
-------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                  (2,700)        25,390
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (5,047)        21,031
Cash and cash equivalents at beginning of period                                        21,440          9,360
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $16,393      $  30,391
=============================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                             $3,989      $   2,908
   Income taxes                                                                         $  634      $     831
=============================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      Summit Bank Corporation and its wholly owned Subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal, recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

3.    COMPREHENSIVE INCOME

      The total comprehensive loss for the three months ended June 30, 1999 was $245,000 compared to total comprehensive income for the three months ended June 30, 1998 of $516,000. The total comprehensive income for the six months ended June 30, 1999 was $186,000 compared to total comprehensive income for the six months ended June 30, 1998 of $1,138,000. Currently, "other comprehensive income" for the Company consists solely of unrealized gains or losses on investment securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and information relating to us and our subsidiary. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as on assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

Performance Overview

The Company reported net income of $593,000 for the second quarter of 1999 compared to earnings for the same period last year of $619,000. Net earnings per share for second quarter 1999 and 1998 were identical at $.34 (basic and diluted). Current year to date net income through June 30 was $1,215,000, a slight decline from 1998 year to date earnings of $1,244,000. Diluted earnings per share for the six-month periods of 1999 and 1998 were each $.69 while basic earnings per share for the same periods were $.69 and $.72, respectively. Earnings were flat from second quarter 1998 to second quarter 1999 as a result of the Bank electing not to sell SBA loans in second quarter 1999 while it recognized $216,000 in gains from sales in the second quarter of last year. Also, in addition to acquiring a bank in San Jose, California on June 30, 1998, the Bank has continued to expand its existing infrastructure to accommodate general growth resulting in increased overhead, which partially offset the increase in net interest income from second quarter 1998 to the current quarter. The annualized return on average stockholders' equity for the 1999 six-month period was 10.1% versus 11.1% for the 1998 six-month period, while the returns on average assets for the comparable periods were .94% and 1.31%. The decline in the return on average assets for 1999 was primarily due to the increase in assets resulting from the bank acquisition effective June 30, 1998. That acquisition added approximately $40 million in assets which outpaced growth in net earnings. Book value per share was $13.43 at June 30, 1999 compared to $13.68 at December 31, 1998 and $13.13 at June 30, 1998. The decline in book value per share was due mainly to the purchase of approximately 82,000 shares of treasury stock since December 31, 1998, which has reduced shareholder equity by $1.4 million. In second quarter 1999, the Company paid a dividend of $.12 per share to its shareholders, a 20% increase from the prior quarter.

Total assets for the Company at June 30, 1999 were $260 million, an increase of 7% during the last twelve months and relatively flat compared to total assets at December 31, 1998. Total loans were $157 million at June 30 compared to $133 million at year-end 1998, an increase of 17%. Most of this growth occurred in late second quarter 1999 and consists of commercial loans. For the trailing twelve months, total loans have increased 28% from $122 million. The San Jose office, acquired on June 30, 1998, has contributed $3 million to the loan portfolio growth in the past twelve months, an increase of 13%. The strong growth in the loan portfolio was partially funded by a decline in the investment security portfolio of $20 million since December 31, 1998 resulting from sales and maturities of securities. Total investment securities at June 30, 1999 were $76 million. Total deposits have increased $14 million, or 7%, during the last twelve months although they have declined since the year-end $3.7 million, due mainly to a maturing CD promotion that occurred in 1998. The declining CD balances were largely offset by increases in non-interest-bearing demand deposits, which has favorably affected the Company's interest margin. Summit has continued its efforts to expand small business relationships in both the Atlanta and San Jose markets, resulting in an increase of $7 million of non-interest-bearing deposits since year-end. As of June 30, 1999, non-interest-bearing deposits represented 26% of total deposits compared to 22% at December 31, 1998 and 21% at June 30, 1998.

In fourth quarter 1998, the Company announced a stock repurchase plan. The Company completed this plan in May 1999 and subsequently announced a second share repurchase plan of up to an additional 60,000 shares of its outstanding common stock. At June 30, 1999, the Company had repurchased a total of 106,704 shares under both plans. Total stockholders' equity reflects these shares as treasury stock. The cost of these repurchases totaled $1.8 million at June 30, 1999, up from $400,000 at December 31, 1998.

Net interest income increased 34% to $3 million during second quarter 1999 compared to the same period in 1998, primarily due to a higher volume of interest earning assets. For the six-month periods of 1999 and 1998, net interest income increased 27% to $5.6 million. Much of this increase was due to the addition of the San Jose office on June 30, 1998. The Company's net interest margin through June 30, 1999 declined to 4.80% from 5.13% for the comparable period in 1998, due primarily to a higher cost of funds during the early part of 1999 as a result of the CD promotion mentioned previously. The interest margin for second quarter 1999 showed improvement to 5.21% as a result of the combined loan and non-interest bearing deposit growth and lower CD volume.

The provision for loan losses increased to $325,000 from $195,000 for the respective second quarters of 1999 and 1998 due to strong loan volume growth in the second quarter of 1999. Gross charged off loans for the quarter ended June 30, 1999 were $256,000 while recoveries for the period were $77,000, which, combined with first quarter activity resulted in an annualized net charge-off rate of .56% of total loans for the current year. The annualized net recovery rate for the year to date 1998 was .20%. Recoveries recorded in 1998 included guaranteed portions of SBA loans previously charged-off. Net loan charge-offs were 1.08% of total loans for the year ended December 31, 1998. See further discussion of asset quality below.

Non-interest income declined in second quarter 1999 compared to second quarter 1998 as a result of fewer gains on sales of SBA loans. As the secondary market for selling SBA loans softened in second quarter 1999, the Company elected to refrain from selling SBA loans, which in return increased interest income. The Company remains focused on core earnings such as service charge income and international banking fees which have increased $44,000 and $22,000, respectively from second quarter 1998 to the current quarter. The increase in service charge fees were a result of higher demand deposit volumes primarily due to the acquisition of the San Jose office. International fee income was higher due to growth in the Bank's trade finance transaction volume. Year to date non-interest income was $1.6 million, a 9% decline from June 30, 1998 non-interest income, primarily due to recognized gains on sales of SBA loans in 1998 of $373,000 compared to $79,000 in 1999.

Non-interest expenses increased $529,000, or 26%, in the second quarter of 1999 as compared to the same period last year. Approximately half of this increase was due to the addition of the San Jose office and its applicable overhead expenses which began on June 30, 1998. A portion of the increase was due to the costs allocated to ensure that the Bank is ready for Year 2000 within the time frame set by the Office of the Comptroller of the Currency. In second quarter 1999, $20,000 was earmarked for this cause, and the Bank completed the tasks of assessment, renovation, validation and implementation of all mission-critical systems. Personnel costs of $1.2 million also increased from second quarter 1998 by $212,000 primarily due to the addition of San Jose employees. Also, the new branch location in San Jose caused occupancy costs to increase from $139,000 in second quarter 1998 to $191,000 in the same quarter of 1999. Other operating expenses increased $276,000, or 40%, to $969,000 for second quarter 1999 compared to the same quarter last year. The additional office fueled increases in non-interest expenses including data and item processing costs, up $81,000 from second quarter 1998 and goodwill amortization of $22,000 in second quarter 1999 compared to none in the same period last year. To a lesser degree, general Bank growth has also contributed to the increases. Other professional fees increased $26,000 over second quarter 1998 primarily as a result of outsourced information technology assistance, some of which was related to Year 2000 efforts. Legal fees during second quarter 1999 were $50,000 higher than the same period in 1998 due mainly to collection and workout efforts on non-performing loans.

The Company's efficiency ratio, defined as non-interest expenses divided by net interest income plus non-interest income, for the three-month period of 1999 was 67%, somewhat higher than the ratio for the same period last year of 64%, primarily due to the increase in non-interest expenses. Year to date non-interest expenses increased 25% from 1998 to the current year total of $4.9 million. The increase was largely due to higher personnel costs and other operating expenses related to the addition of the San Jose office, as well as an increase in other professional fees of $66,000 for information technology support.

Asset Quality

Non-performing assets decreased to $3,233,000 at June 30, 1999 compared to $3,610,000 at year-end 1998. Non-performing assets represented 2.07% of total loans as of June 30, 1999 compared to 2.70% at December 31, 1998. Non-performing loans at June 30, 1999 primarily include four fully guaranteed SBA credits, totaling $1.2 million, two partially guaranteed SBA credits, totaling $439,000 of which $378,000 is fully guaranteed, and two real estate credits totaling $1.2 million which the Bank believes are well secured. Also included in non-performing loans at June 30, 1999 was a $200,000 San Jose credit collateralized with business assets for which a specific reserve of $100,000 was allocated. One of the SBA credits included in non-performing assets at June 30, 1999 was reclassified in January 1998 as a restructured loan because of interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility, even though the loan will remain a non-performing asset. Additionally, the loan is fully guaranteed by the SBA. Although there were no loans past due 90 days or more as to principal and still accruing at June 30, 1999, there was one loan past due 90 days or more as to interest payments and still accruing at June 30, 1999. Management elected not to classify this loan as non-accrual on June 30 because a payment equal to two months of interest was imminent, and was subsequently received. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 1998. Subsequent to June 30, 1999 the Company received full payout from the SBA on loans carried as non-performing assets at quarter-end approximating $ 635,000, thus reducing non-performing assets to $2.6 million.

Non-performing Assets

                                                        June 30,       December 31,
(Dollars in thousands)                                    1999            1998
-------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                     $  1,220     $  1,495
     Non-SBA guaranteed                                    1,635        1,724

Other real estate                                             --           --

Restructured loans  -
     SBA guaranteed                                          378          391
-----------------------------------------------------------------------------

     Total non-performing assets                         $ 3,233     $  3,610
=============================================================================

Loans 90 days past due and still accruing interest       $   227     $     --

Total non-performing assets as a
    percentage of total loans and ORE                       2.07%        2.70%

Loans ninety days past due and still accruing
    interest as a percentage of total loans                  .15%          --%


The allowance for loan losses was $2,370,000 as of June 30, 1999 compared to $2,336,000 at year-end 1998. Loan losses have increased this year to date with gross charge-offs of $491,000 offset by recoveries of $101,000, resulting in a slightly higher net annualized charge-off rate of .56% of average total loans compared to .35% for the entire year of 1998. The charge-off rate in 1999 is higher than the 1998 rate because recoveries of SBA loans that were fully guaranteed in early 1998, totaling $230,000, caused a reduction in the 1998 charge-off rate. The allowance for loan losses represented 1.51% and 1.75%, respectively, of total loans outstanding at June 30, 1999 and December 31, 1998. Despite the decline in the allowance percentage when compared to total loans, improvement in overall quality of the portfolio allowed the Company's loan growth to absorb amounts previously identified for non-performing loans that have been reduced or removed.

             Analysis of Allowance for Loan Losses at June 30, 1999

(In thousands)
----------------------------------------------------------------------
Allowance for loan losses at December 31,  1998                 $2,336
----------------------------------------------------------------------
Charge-offs:
  Commercial, financial, and agricultural                          300
  SBA                                                                8
  Real estate                                                      154
  Installment loans to individuals                                  29
----------------------------------------------------------------------
       Total                                                       491
Recoveries:
  Commercial, financial, and agricultural                           56
  SBA                                                               39
  Real estate                                                       --
  Installment loans to individuals                                   6
----------------------------------------------------------------------
       Total                                                       101
----------------------------------------------------------------------
       Net charge-offs                                             390
----------------------------------------------------------------------
Provision for loan losses charged to income                        424
----------------------------------------------------------------------
Allowance for loan losses at June 30, 1999                      $2,370
----------------------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 1999 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, we cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has decreased since the end of 1998 as a result of strong loan volume growth. At June 30, 1999, the Company's average net loan to deposit ratio was 72%, up from 59% at year-end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has a $16 million, secured line of credit from the Federal Home Loan Bank of Atlanta, of which $10 million was outstanding at June 30, 1999. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company decreased $1.6 million to $23 million at June 30, 1999, a decrease of 6% from stockholders' equity at December 31, 1998, and a decrease of 4% from June 30, 1998. Offsetting additions from earnings, stockholders' equity decreased $1.4 million since December 31, 1998 due to the repurchase of common stock under the Company's stock repurchase plan. Additionally, accumulated other comprehensive income declined $1 million since year-end due to unrealized losses on investment securities available for sale. The capital level of the subsidiary Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio increased slightly to 6.6% at June 30, 1999 compared to 6.2% at year-end 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 1999, the Bank had a risk-weighted total capital ratio of 11.3% and a Tier 1 risk-weighted capital ratio of 10.2% which was consistent with year end 1998 ratios of 11.6% and 10.3%, respectively.

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

The Company's State of Readiness

The Company's Year 2000 Committee, headed by senior management, has continued its efforts to address the issue with regular meetings, reporting its progress monthly to the Board of Directors. The Committee's goal is to address Year 2000 technology issues so that they will not materially adversely affect the Company's operations or customer service. In 1998, the Company engaged a third party to assist in the testing of any computer hardware, which was not Year 2000 compliant. Hardware testing and any necessary replacement was completed last year.

The Company outsources its data processing and item processing services to third party vendors. The completion of the Company's Year 2000 project and its ability to adequately service its customers in 2000 largely depends on the compliance of these third party vendors. The Company has monitored the progress of these vendors in their efforts to become Year 2000 compliant over the past year. To date, all mission-critical systems, including the Bank's data processing system, have been fully tested for Year 2000 compliance, and no material problems were encountered during testing. Another critical system is utilized in the Bank's international department to process customer letters of credit and other trade finance products. This system has been certified as Year 2000 compliant by the third party vendor and has been tested by the Bank this year, with no material problems encountered. The Company tested the contingency plans for these systems in early 1999, with a successful outcome.

The Company has also completed an analysis of non-information technology related systems to determine the impact that the century date change may have on them. These include all HVAC systems, telecommunications systems (both wired and wireless), controlled-access systems and elevators. As of June 30, 1999, the Company had completed substantially all upgrades and replacements.

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

The Costs to Address the Company's Year 2000 Issues

Actual costs accrued or incurred this year to date for the Year 2000 project are approximately $35,000. An additional $25,000 of expenses are anticipated and budgeted for the remainder of 1999 relative to Year 2000, bringing the total estimated Year 2000 project costs to $200,000. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material adverse effect on its financial position or results of operations.

The Risks of the Company's Year 2000 Issues

The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to interruptions in electric, telephone, and water service, are beyond the control of the Company. The failure of such services could have a negative impact on the Company, its customers and third parties on whom the Company relies for its day-to-day operations.

The Company believes that its internal systems and the software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Year 2000 issue. Nevertheless, we cannot assure that all hardware and software that the Company will use will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, since the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not expect to incur significant direct costs in connection with responding to the Year 2000 issue, we cannot assure that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans

As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has completed the formulation of a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react. Additionally, the Company completed an initial test of its contingency plan in April 1999 in its efforts to ensure continued operations in the event of an unforeseen problem. The Company is continuing tests of various parts of the plan to provide a continual training forum for all employees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not provided quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K because it met the requirements of a small business issuer. The Company will be required to provide this disclosure in its 10-K for the year ended December 31, 1999.

PART II. - OTHER INFORMATION

ITEM 1.           Legal Proceedings - Not Applicable
ITEM 2.           Changes in Securities - Not Applicable
ITEM 3.           Defaults Upon Senior Securities - Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The 1999 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on May 1, 1999. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 1999, for the primary purposes of electing six members to the Board of Directors.

                  Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term. Six Class I Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2002: Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., and Pin Pin Chau. All six nominees were elected.

                  Proxies for 80%, or 1,391,058 of the 1,739,718 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

                                                     Votes              Votes
                  Director                           For               Against
                  -------                            --                -------
                  Aaron I. Alembik                   1,388,058            3,000
                  Jack N. Halpern                    1,388,058            3,000
                  Sion Nyen (Francis) Lai            1,388,058            3,000
                  Shih Chien (Raymond) Lo            1,388,058            3,000
                  W. Clayton Sparrow, Jr.            1,388,058            3,000
                  Pin Pin Chau                       1,387,658            3,400


                  The following Class II and Class III directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul
                  C. Y. Chu, Cecil M. Phillips, Howard H. L. Tai, P. Carl Unger, Gerald L. Allison, Jose Gonzalez, James S. Lai, Nack Paek, Carl L. Patrick, Jr., and David Yu.

                  Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than February 15, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 5.           Other Information - None

ITEM 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits

                  Exhibit 11.1
                  Statement Regarding Computation of Per Share Earnings.

                  Exhibit 27.1
                  Financial Data Schedule (for SEC use only)

                  b)       Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                      SUMMIT BANK CORPORATION

                                      BY:     /s/ Pin Pin Chau
                                             ----------------------------------
                                              Pin Pin Chau
                                              Chief Executive Officer



                                      BY:     /s/ Gary K. McClung
                                             ----------------------------------
                                              Gary K. McClung
                                              Executive Vice President
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                      DATE:   August 12, 1999
                                             ----------------------------------