Form 10-Q
period 1999-09-30
SUMMIT BANK CORP
filed 1999-11-12
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

                  Yes [X]                                  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

            Class                          Outstanding at November 2, 1999
            -----                          -------------------------------
  Common Stock. $.0l par value                        1,655,363

                      The Exhibit Index Appears on Page 13

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                       September 30,        December 31,
(In thousands except share amounts)                                        1999                 1998
--------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                                 $   11,432          $   10,559
Federal funds sold                                                             660              10,725
Interest-bearing deposits in other banks                                       155                 156
Investment securities available for sale                                    67,168              94,787
Other investments                                                            1,146               1,314
Loans, net of unearned income                                              158,994             127,824
Loans held for sale                                                          5,115               5,672
Less:  allowance for loan losses                                            (2,464)             (2,336)
------------------------------------------------------------------------------------------------------
       Net loans                                                           161,645             131,160
------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                  4,445               4,633
Customers' acceptance liability                                              1,264               2,319
Goodwill                                                                     1,601               1,651
Other assets                                                                 5,973               5,857
------------------------------------------------------------------------------------------------------
       Total assets                                                     $  255,489          $  263,161
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Non-interest-bearing demand                                         $   50,020          $   48,246
    Interest-bearing:
       Demand                                                               43,723              42,350
       Savings                                                               9,356               8,438
       Time, $100,000 and over                                              40,637              41,240
       Other time                                                           66,895              78,373
------------------------------------------------------------------------------------------------------
       Total deposits                                                      210,631             218,647
------------------------------------------------------------------------------------------------------

Federal Home Loan Bank advance                                              10,000              10,000
Other borrowed funds                                                         9,094               5,987
Acceptances outstanding                                                      1,264               2,319
Other liabilities                                                            1,800               1,703
------------------------------------------------------------------------------------------------------
       Total liabilities                                                   232,789             238,656
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock                                                                18                  18
    Additional paid-in capital                                              16,178              16,178
    Treasury stock, at cost; 106,704 and 24,375 shares in 1999
       and 1998, respectively                                               (2,486)               (447)
    Retained earnings                                                       10,058               8,731
    Accumulated other comprehensive (loss)/income                           (1,068)                 25
------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                           22,700              24,505
------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                       $  255,489          $  263,161
======================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                       Three months                        Nine months
                                                                     ended September 30,               ended September 30,
(Dollars in thousands, except share and per share amounts)         1999              1998            1999              1998
-------------------------------------------------------------------------------------------------------------------------------

Interest income
     Loans, including fees                                     $     3,929       $     3,299      $    10,714       $     8,566
     Interest-bearing deposits in other banks                            3                 5                8                11
     Federal funds sold                                                 39               223              243               390
     Investment securities                                             269               516            1,117             1,326
     Mortgage-backed securities                                        771               852            2,288             2,090
-------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                        5,011             4,895           14,370            12,383
-------------------------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                  522               532            1,526             1,290
     Other deposits                                                  1,110             1,421            3,510             3,404
Federal Home Loan Bank advance                                         133               126              380               376
Short-term borrowings and obligation
        under capital lease                                             88                65              203               143
-------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                       1,853             2,144            5,619             5,213
-------------------------------------------------------------------------------------------------------------------------------

        Net interest income                                          3,158             2,751            8,751             7,170
Provision for loan losses                                              200                90              624               445
-------------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision
          for loan losses                                            2,958             2,661            8,127             6,725
-------------------------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                           334               306              951               882
     SBA loan servicing fees                                            63                65              199               202
     Service charge income                                             126                99              359               246
     Non-sufficient funds charges                                      162               134              445               424
     Gains on sales of loans                                            --                95               79               468
     Net gains (losses) on sales of investment securities             (122)               29             (127)               77
     Other                                                             113               107              400               328
-------------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                      676               835            2,306             2,627
-------------------------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                  1,241             1,135            3,648             3,104
     Equipment                                                         196               201              546               543
     Net occupancy                                                     203               196              583               474
     Other operating expenses                                          902               854            2,688             2,194
-------------------------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                                  2,542             2,386            7,465             6,315
-------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                      1,092             1,110            2,968             3,037
-------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                     387               380            1,048             1,063
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                                $       705       $       730      $     1,920       $     1,974
-------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                              $       .42       $       .40      $      1.11       $      1.12
Diluted net income per common share and
     common share equivalents                                  $       .42       $       .40      $      1.11       $      1.09
-------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                      1,701,045         1,815,363        1,732,844         1,762,139
Weighted-average shares outstanding - diluted                    1,701,045         1,817,620        1,732,844         1,805,920
-------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                            $       .12       $       .10      $       .35       $       .29
===============================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    Nine months
                                                                                                 ended September 30,
                                                                                          -------------------------------
(In thousands)                                                                               1999                 1998
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net income                                                                                $ 1,920              $ 1,974
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                                    384                  333
   Net amortization of premiums/discounts on investment securities                            511                  180
   Amortization of negative goodwill                                                           --                  (82)
   Amortization of goodwill                                                                    64                   22
   Provision for loan losses                                                                  624                  445
   Proceeds from sales of loans                                                             1,419                6,251
   Gains on sales of loans                                                                    (79)                (468)
   Losses on sales of other real estate owned                                                  21                   --
   Net losses (gains) on sales of investment securities                                       127                  (77)
Changes in other assets and liabilities:
   Net decrease (increase) in loans held for sale                                             557                 (169)
   Decrease in other assets                                                                 1,339                1,210
   Increase in other liabilities                                                              132                  621
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                7,019               10,240
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities                                          27,297               22,210
Principal collections on investment securities                                             15,345                8,810
Proceeds from sales of investment securities                                               15,017                9,875
Purchases of investment securities available for sale                                     (32,268)             (56,641)
Loans made to customers, net of principal collected on loans                              (33,831)             (15,601)
Purchases of premises and equipment                                                          (196)                (332)
Purchase of California Security Bank, net of cash and cash equivalents acquired
-------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                   (8,636)             (32,197)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                                 4,065                7,199
Net increase in time deposits                                                             (12,081)              23,907
Principal payments for obligation under capital lease                                         (35)                 (31)
Purchase of treasury shares                                                                (2,039)                  --
Dividends paid                                                                               (593)                (515)
Issuance of common stock upon exercise of warrants and options                                 --                3,248
Net increase in borrowed funds                                                              3,107                1,666
-------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                     (7,576)              35,474
-------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                       (9,193)              13,517
Cash and cash equivalents at beginning of period                                           21,440                9,360
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                $12,247              $22,877
=========================================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                               $ 5,836              $ 4,869
   Income taxes                                                                           $   977              $ 1,226
=========================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.    BASIS OF PRESENTATION

      Summit Bank Corporation and its wholly owned subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that its disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal, recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1998, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

3.    COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended September 30, 1999 was $641,000 compared to total comprehensive income for the three months ended September 30, 1998 of $906,000. Total comprehensive income for the nine months ended September 30, 1999 was $827,000 compared to total comprehensive income for the nine months ended September 30, 1998 of $2,044,000. Currently, "other comprehensive income" for the Company consists solely of unrealized gains or losses on investment securities available for sale.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS 133 will have a significant impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report contains forward-looking statements and information relating to the Company. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as on assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

Performance Overview

The Company reported net income of $705,000 for the third quarter of 1999 compared to earnings for the same period last year of $730,000. Net earnings per share for third quarter 1999 and 1998 were $.42 and $.40 (basic and diluted), respectively. Current year to date net income through September 30, 1999 was $1,920,000, a small decline from 1998 year to date earnings for the same period of $1,974,000. Earnings per share, both basic and diluted, for the nine-month period of 1999 were $1.11. Earnings per share, basic and diluted, for the same period in 1998 were $1.12 and $1.09, respectively. Total earnings were lower for third quarter 1999 compared to third quarter 1998 as a result of the difference in the amount of gains and losses recognized on sales of assets during these time periods. In third quarter 1998, the Bank recognized gains of $95,000 on sales of SBA loans and $29,000 on sales of investment securities. The Bank elected not to sell SBA loans in third quarter 1999 due to current market conditions and additionally recognized a loss of $122,000 on sales of investment securities. Proceeds from the investment securities sales were used to fund loan growth and reduce the Bank's overall interest rate risk on its investment securities portfolio. Eliminating these assets sales from both third quarters in 1999 and 1998, net income would have increased by $45,000 to $750,000 compared to $686,000 in 1998, reflecting increased core earnings of the Company.

The annualized return on average stockholders' equity for the 1999 nine-month period was 10.8% versus 11.2% for the 1998 nine-month period, while the returns on average assets for the comparable periods were 1.00% and 1.22%, respectively. The decline in the return on average assets for 1999 was primarily due to growth in average assets which was faster than the relative income earlier in the year. With the strong increase in loan volume this year, the return on average assets has shown much improvement during the most recent quarter. Book value per share was $13.61 at September 30, 1999 compared to $13.68 at December 31, 1998 and $13.53 at September 30, 1998. The decline in book value per share this year was due mainly to the purchase of approximately 148,000 shares of treasury stock since December 31, 1998, which has reduced shareholder equity by $2.5 million as well as a decrease in other comprehensive income $1.0 million. In third quarter 1999, the Company paid a dividend of $.12 per share to its shareholders. In November 1999, the Board announced an increase in the quarterly dividend to $.18 per share.

Total assets for the Company at September 30, 1999 were $255 million, reflecting no change from total assets at September 30, 1998 and a decline of 3%, or $7.7 million, from total assets at December 31, 1998. The decline was primarily due to the maturities of premium rate time deposits from a 1998 Certificate of Deposit ("CD") promotion. Although total assets were flat for the trailing twelve months, there was a significant change in the mix of earning assets. Total loans were $164 million at September 30, 1999 compared to $126 million at September 30, 1998, an increase of 30%. Offsetting much of this growth was a reduction in the investment portfolio to $68 million at September 30, 1999 from $93 million a year earlier, as a result of both sales and maturities of investment securities during 1999. The growth in the loan volume consisted primarily of commercial loan growth while $7 million, or 18%, of the past year's increase was SBA loans. Management did not sell SBA loans in the secondary market for most of 1999, resulting in the SBA loan increase. A weakening in the secondary market has significantly reduced potential gains on sales, thus management opted to retain these loans to build a stronger net interest margin for future periods. Since December 31, 1998, total loans have increased 23% from $133 million. Total investment securities at December 31, 1998 were $96 million, resulting in a decline for the nine-month period of 29%.

Total deposits decreased $14 million, or 7%, during the last twelve months and $8.0 million since the year-end, mainly due to a maturing CD promotion that occurred in 1998. The declining CD balances were partially offset by increases in non-interest bearing demand deposits, which has favorably affected the Company's interest margin. As of September 30, 1999, non-interest bearing deposits accounted for 24% of total deposits compared to 22% at December 31, 1998 and 21% at September 30, 1998.

In fourth quarter 1998, the Company announced a stock repurchase plan. The Company completed that plan in May 1999 and subsequently announced a second share repurchase plan in second quarter 1999 for a combined repurchase total of up to 160,000 shares, or approximately 9%, of its outstanding common stock. At September 30, 1999, the Company had repurchased a total of 147,978 shares under both plans. The Company fulfilled this second plan on October 1, 1999 with the purchase of the final 12,022 shares. Total stockholders' equity reflects the 147, 978 shares purchased prior to September 30, 1999 as treasury stock. The cost of these repurchases totaled $2.5 million at September 30, 1999, up from $400,000 at December 31, 1998.

Net interest income increased 2% to $5 million during third quarter 1999 compared to the same period in 1998, primarily due to the growth in loan volume. Comparing the nine-month periods of 1999 and 1998, net interest income increased 22% to $8.8 million. Much of this increase was due to the San Jose branch acquisition on June 30, 1998. The Company's net interest margin through September 30, 1999 was 5.01%, equal to the comparable period in 1998. While interest rates in the market have generally trended upward for the past year on loans and deposits, the Company has maintained a consistent spread between its yield on earning assets and its cost of funds. The interest margin for third quarter 1999 showed continued improvement to 5.43% as a result of the combination of strong loan and non-interest bearing deposit growth coupled with the reduction in higher cost CD's.

The provision for loan losses increased to $200,000 from $90,000 for the respective third quarters of 1999 and 1998 due to strong loan growth in the third quarter of 1999. Gross charged off loans for the quarter ended September 30, 1999 were $174,000 while recoveries for the same period were $68,000, which, combined with first and second quarter activity resulted in an annualized net charge-off rate of .45% of total loans for the current year. The annualized net recovery rate for the year to date 1998 was .20%. Recoveries recorded in 1998 included guaranteed portions of SBA loans charged-off in prior years. Net loan charge-offs were .35% of total loans for the year ended December 31, 1998. See further discussion of asset quality below.

Non-interest income declined in third quarter 1999 compared to third quarter 1998 as a result of losses totaling $122,000 that were recognized this quarter on sales of investment securities. Additionally, the Bank did not sell SBA loans in the third quarter this year while it recognized $95,000 in gains on sales of SBA loans in third quarter last year. Excluding all loan and investment securities gains and losses, non-interest income increased 13% in the first nine months of 1999 as compared to the same period last year. As the volume of demand deposit accounts has grown over the past year, the fees related to these products have proportionately increased. Total service charge income and non-sufficient funds charges increased to $162,000 for third quarter 1999 from $134,000 for the same period in 1998. International fees, another revenue source for the Bank, increased $28,000 over last year's third quarter results. International fee income was higher due to growth in the Bank's trade finance transaction volume. Year to date non-interest income was $2.3 million, a 12% decline from September 30, 1998 non-interest income, primarily due to the assets sales, or lack thereof, comparing the two nine-month periods.

Non-interest expenses were $2.5 million for the third quarter 1999, an increase of $156,000 over third quarter 1998. The majority of the increase, $106,000, was due to normal growth in salaries and benefits. Other operating expenses increased $48,000 to $902,000 for third quarter 1999 compared to the same quarter last year. This increase was due to increased data/item processing costs and legal fees. The legal fees were a result of the settlement efforts related to several non-performing loans earlier in the year. For the year to date through September 30, 1999, non-interest expenses were $7.5 million, which was $1.2 million, or 18%, over the same period last year. Much of this increase was due to the addition of the San Jose branch on June 30, 1998 and the related costs of operations for an additional six months in 1999.

The Company's efficiency ratio, defined as non-interest expenses divided by net interest income plus non-interest income, for the nine-month period of 1999 was 67.5%, higher than the ratio for the same period last year of 64.5%, primarily due to the increase in non-interest expenses.

Asset Quality

Non-performing assets decreased to $1,739,000 at September 30, 1999 compared to $3,610,000 at year-end 1998, a reduction of 52%. Non-performing assets represented 1.06% of total loans as of September 30, 1999 compared to 2.70% at December 31, 1998. Non-performing loans at September 30, 1999 primarily include one fully guaranteed SBA credit, totaling $391,000, three partially guaranteed SBA credits, totaling $480,000 of which $474,000 is fully guaranteed, and a real estate credit totaling $686,000 which the Bank believes is well secured and which was restructured in September 1999. Also included in non-performing loans at September 30, 1999 was a $182,000 credit collateralized with business assets for which a reserve of 50% was allocated. One SBA credit included in non-performing assets at September 30, 1999 was reclassified in January 1998 as a restructured loan because of interest rate, term, and collateral modifications. Management believes the restructuring of the loan has enhanced its collectibility, even though the loan will remain a non-performing asset. Additionally, the loan is fully guaranteed by the SBA. Although there were no commercial loans past due 90 days or more as to principal or interest and still accruing at September 30, 1999, there was one consumer loan past due more than 90 days as to principal and interest payments and still accruing at September 30, 1999. This loan totaled $7,555 and was collateralized by an automobile. Management elected not to classify this loan as non-accrual on September 30, 1999 because settlement was imminent due to collection efforts, and the loan was subsequently paid off in full upon liquidation of the collateral. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 1998.

NON-PERFORMING ASSETS
---------------------

                                                          September 30,       December 31,
(Dollars in thousands)                                        1999                1998
------------------------------------------------------------------------------------------

Loans on non-accrual
     SBA guaranteed                                         $    489           $  1,495
     Non-SBA guaranteed                                          874              1,724

Other real estate                                                 --                 --

Restructured loans
     SBA guaranteed                                              376                391
---------------------------------------------------------------------------------------

    Total non-performing assets                             $  1,739           $  3,610
=======================================================================================

Loans 90 days past due and still accruing interest          $      8           $     --

Total non-performing assets as a
    percentage of total loans and ORE                           1.06%              2.70%

Loans 90 days past due and still accruing
    interest as a percentage of total loans                       --%                --%

The allowance for loan losses was $2,464,000 as of September 30, 1999 compared to $2,336,000 at year-end 1998. Loan losses have increased year to date with gross charge-offs of $665,000 offset by recoveries of $169,000, resulting in a slightly higher net annualized charge-off rate of .45% of average total loans compared to .35% for the entire year of 1998. The lower charge-off rate in 1998 was the result of aggressive charge-offs in 1997 by management of fully guaranteed SBA loans of $230,000 that resulted in complete recovery in 1998. The allowance for loan losses represented 1.50% and 1.75%, respectively, of total loans outstanding at September 30, 1999 and December 31, 1998.

          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1999

         (In thousands)
         -----------------------------------------------------------
         Allowance for loan losses at December 31, 1998       $2,336

         -----------------------------------------------------------
         Charge-offs:
           Commercial, financial, and agricultural               388
           SBA                                                    82
           Real estate                                           154
           Installment loans to individuals                       41
         -----------------------------------------------------------

                Total                                            665
         -----------------------------------------------------------
         Recoveries:
           Commercial, financial, and agricultural                64
           SBA                                                    72
           Real estate                                            --
           Installment loans to individuals                       33
         -----------------------------------------------------------

                Total                                            169
         -----------------------------------------------------------

                Net charge-offs                                  496
         -----------------------------------------------------------

         Provision for loan losses charged to income             624
         -----------------------------------------------------------

         Allowance for loan losses at September 30, 1999      $2,464
         -----------------------------------------------------------

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 1999 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, we cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has decreased since the end of 1998 as a result of strong loan growth. At September 30, 1999, the Company's average net loan to deposit ratio was 77%, up sharply from 59% at year-end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has a $25 million secured line of credit from the Federal Home Loan Bank of Atlanta, of which $10 million was outstanding at September 30, 1999. On October 15, 1999, the Bank repaid $5 million of this advance, thus increasing the available line of credit to $20 million. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company decreased $1.8 million to $23 million at September 30, 1999, a decrease of 7% from stockholders' equity at December 31, 1998, and a decrease of 8% from September 30, 1998. Despite additions from earnings, stockholders' equity decreased $2 million since December 31, 1998 due to the repurchase of common stock under the Company's stock repurchase plan. Additionally, accumulated other comprehensive income declined $1.1 million since year-end due to increased unrealized losses on investment securities available for sale. The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio increased to 8.2% at September 30, 1999 compared to 7.3% at year-end 1998. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 1999, the Bank had a risk-weighted total capital ratio of 13.3% and a Tier 1 risk-weighted capital ratio of 12.0% which were also higher than year end 1998 ratios of 11.4% and 10.2%, respectively.

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

The Company's State of Readiness

The Company's Year 2000 Committee, headed by senior management, has continued its efforts to address the issue with regular meetings, reporting its progress monthly to the Board of Directors. The Committee's goal has been to address Year 2000 technology issues so that they will not materially adversely affect the Company's operations or customer service. In 1998, the Company engaged a third party to assist in the testing of any computer hardware, which was not Year 2000 compliant. Hardware testing and any necessary replacement was completed last year.

The Company outsources its data processing and item processing services to third party vendors. The completion of the Company's Year 2000 project and its ability to adequately service its customers in 2000 largely depends on the compliance of these third party vendors. The Company has monitored the progress of these vendors in their efforts to become Year 2000 compliant over the past year. To date, all mission-critical systems, including the Bank's data processing system, have been fully tested for Year 2000 compliance, and no material problems were encountered during testing. Another critical system is utilized in the Bank's international department to process customer letters of credit and other trade finance products. This system has been certified as Year 2000 compliant by the third party vendor and has been tested by the Bank this year, with no material problems encountered. The Company initially tested the contingency plans for these systems in early 1999, with a successful outcome. Testing is in progress and will continue throughout the remainder of 1999 to ensure all staff is properly prepared for the century date change.

The Company has also completed an analysis of non-information technology related systems to determine the impact that the century date change may have on them. These include all HVAC systems, telecommunications systems (both wired and wireless), controlled-access systems and elevators. As of September 30, 1999, the Company had completed substantially all upgrades and replacements.

The Company also recognizes the importance of ensuring that significant borrowers are addressing the problem in a timely manner to avoid deterioration of the Company's loan portfolio solely due to Year 2000 problems. The Company has identified all material relationships, mailed relevant questionnaires to assess the risk, and is working with these customers on a one-on-one basis, as appropriate, to continue monitoring their Year 2000 risk. Identification of borrower risks associated with the failure to adequately prepare for Year 2000 issues is considered in the lending function.

The Company also has performed reviews of significant customer deposit relationships with the Bank to determine those customers' efforts to address the Year 2000 issue. The purpose of this analysis was to determine any special funding needs that the Bank may incur as a result of a significant depositor needing to draw against reserve cash to meet Year 2000 critical operations. Management of the Bank believes, based on these analyses, that it has sufficient funding sources available, to meet any extra currency needs customers may have as December 31, 1999 approaches and, also, into early year 2000. Funding sources include available credit lines with the Federal Home Loan Bank and correspondent banks, as well as unpledged investment securities. Ongoing reviews of both loan and deposit customers will continue during the remainder of 1999 to ensure the Bank makes every effort to provide services to its customers through the century change. Commercial and retail deposit customer awareness is continually addressed through mailings, statement stuffers, and pamphlets placed in the branches.

The Costs to Address the Company's Year 2000 Issues

Actual costs accrued or incurred this year to date for the Year 2000 project are approximately $70,000. An additional $10,000 of expenses are anticipated and budgeted for the remainder of 1999 relative to Year 2000, bringing the total estimated Year 2000 project costs to $225,000. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material adverse effect on its financial position or results of operations.

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

The Company believes that its internal systems and the software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Year 2000 issue. Nevertheless, we cannot assure that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, since the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not expect to incur significant direct costs in connection with responding to the Year 2000 issue, we cannot assure that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders - None

ITEM 5.    Other Information - None

ITEM 6.    Exhibits and Reports on Form 8-K

           a)       Exhibits

           Exhibit 11.1
           Statement Regarding Computation of Per Share Earnings.

           Exhibit 27.1
           Financial Data Schedule (for SEC use only)

           b)       Reports on Form 8-K - None



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SUMMIT BANK CORPORATION



                                   BY:    /s/ Pin Pin Chau
                                      -----------------------------------------
                                          Pin Pin Chau
                                          Chief Executive Officer



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


                                   DATE:  November 12, 1999
                                        ---------------------------------------