Form 10-K
period 1999-12-31
SUMMIT BANK CORP
filed 2000-03-30
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

                        Commission File Number 000-21267
                                               ---------
                             SUMMIT BANK CORPORATION

                  GEORGIA                                      58-1722476
                  -------                                      ----------
        (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                     Identification No.)

4360 CHAMBLEE DUNWOODY ROAD, ATLANTA, GEORGIA                   30341
---------------------------------------------                   -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2000, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $12,112,355 as determined by the most recent trades of registrant's Common Stock known to the registrant. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

     As of March 15, 2000, there were 1,655,263 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2000 Annual Shareholders' Meeting. Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

                             SUMMIT BANK CORPORATION
                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                    PAGE

                                                                   -------------------------------------
                                                                   FORM         ANNUAL           PROXY
                                                                   10-K         REPORT         STATEMENT
                                                                   ----         ------         ---------

                                    PART 1.
ITEM 1.         Business                                            3-14
                (a) Overview                                         3-4
                (b) Banking Services                                 4-5
                (c) Locations and Service Areas                        5
                (d) Asian-and Latin-American Markets                   5
                (e) International Services Market                      6
                (f) New Company Subsidiary                             6
                (g) Supervision and Regulation                      6-13
                (h) Competition                                       13
                (i) Fiscal and Monetary Policy                        13
                (j) Employees                                      13-14
ITEM 2.         Properties                                         14-15
ITEM 3.         Legal Proceedings                                     15
ITEM 4.         Submission of Matters to a Vote of
                Security Holders                                      15

                                    PART II.

ITEM 5.         Market for Registrant's Common Equity
                and Related Stockholder Matters                       16
ITEM 6.         Selected Financial Data                               17
ITEM 7.         Management's Discussion and Analysis
                of Financial Condition and Results
                of
Operations                                                                       9-19
ITEM 8.         Financial Statements and Supplementary
                Data                                                            20-35
ITEM 9.         Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure                                            18

                                    PART III.

ITEM 10.        Directors and Executive Officers of the
                Registrant                                                                            2-6
ITEM 11.        Executive
Compensation                                                                                         8-11
ITEM 12.        Security Ownership of Certain
                Beneficial Owners and Management                                                  7,13-14
ITEM 13.        Certain Relationships and Related

Transactions                                                                                            6

                                    PART IV.

ITEM 14.        Exhibits, Financial Statement
                Schedules, and Reports on Form 8-K                 20-21

SIGNATURES                                                         22-23

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Various matters discussed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Summit Bank Corporation ("Summit" or the "Company") to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in forward-looking statements in our 10-K due to a variety of factors including, without limitation:

         -        The effects of future economic conditions;

         -        Government monetary and fiscal policies;

         -        Legislative and regulatory changes;

         - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

         - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART 1.

ITEM 1.    BUSINESS

OVERVIEW

Summit was organized as a Georgia corporation on October 15, 1986, primarily to become a bank holding company by acquiring all of the common stock of The Summit National Bank (the "Bank") upon its formation. The Bank commenced business on March 10, 1988, and the Company's primary activity since then has been the ownership and operation of the Bank.

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and five branch offices, four of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fifth branch office was added on June 30, 1998 with the Bank's acquisition of California Security Bank ("CSB") in San Jose, California. This office is in an ethnic community of San Jose that is very similar to part of the Bank's primary service area in Atlanta. The Bank seeks to serve four principal markets:

         - individuals, professionals, and small to medium-sized businesses in the Bank's primary service areas;

         - ethnic communities, principally Asian-Americans and Latin Americans, located in the primary service areas, including businesses operated by members of such communities;

         - individuals, professionals, and businesses in the primary service areas requiring the international financial transaction services offered by the Bank; and

         - foreign corporations and individuals requiring specialized banking services (international private banking) in the Atlanta and San Jose metropolitan areas.


Management believes that the identified markets continue to provide significant growth opportunities for the Bank. The Bank offers these markets a variety of traditional and specialized banking services, and emphasizes personal service, cultural sensitivity and accessibility of management.

BANKING SERVICES

The Bank offers the full range of deposit services typically offered by most banks and other financial institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. However, the Bank tailors its transaction accounts and time certificates to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts ("IRAs") are available. The Bank solicits these accounts from individuals, businesses, associations, and government entities. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount (generally $100,000 per depositor).

There are certain risks in making loans. A principal economic risk in making loans is the creditworthiness of the borrower. Other lending risks include the period of time over which loans may be repaid, changes in economic and industry conditions and in the circumstances of individual borrowers, and uncertainties about the future value of any collateral. The Bank's management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and other lending risks, and its regular reviews of delinquencies and loan portfolio quality. The Bank's allowance for loan losses is based upon a percentage of the total outstanding loan portfolio and upon a percentage of the balance of specific loans when their ultimate collectibility is considered questionable.

The Bank offers a full range of short to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. The Bank offers government guaranteed loans under the Small Business Administration ("SBA") loan program. After originating a guaranteed loan, the Bank may sell the guaranteed portion (approximately 75%) resulting in a gain on the sale of the portion of the loan sold. In addition, the Bank retains the servicing rights to these loans, which generate servicing income on the portion sold. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also offers residential mortgages, through a brokering arrangement with Century Mortgage Corporation.

In addition to deposit and loan services, the Bank's other domestic services include 24-hour multi-lingual telephone banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the STAR and CIRRUS ATM networks. These ATM networks may be used by Bank customers in major cities throughout Georgia and California, and in various other cities in the United States and worldwide. The ATM located at the Asian Banking Center branch location also offers multi-lingual screens for Asian patrons. The Bank also offers both VISA and MasterCard credit cards to its customers through a third party vendor.

The Bank's international banking services include inbound and outbound international funds transfers, foreign collections, and import and export letters of credit. The Bank also issues bankers acceptances. The Bank issues drafts or bills of exchange facilitate international trade and are available only after it completes a diligent credit review process. In addition, the Bank offers private banking services to qualified foreign individuals and corporations establishing business operations in Atlanta. These specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and personal lines of credit (including credit card services).

In addition, the Bank's private banking group assists executives living in the United States with personal banking services that support international business objectives. These services include introductions to correspondent financial services as well as to the Company's general business contacts in international trade markets. The Bank's customers also may to invest in equity stocks and mutual funds through an arrangement with a third party brokerage firm, giving customers more flexibility in their investment options.

The Bank does not offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

LOCATIONS AND SERVICE AREAS

The Bank leases its main office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia 30341. The main office is in a five-story office building near the intersection of Interstate 285 and Chamblee Dunwoody Road, in DeKalb County. The Bank has a 6,000 square foot branch facility in its 18,000 square foot office building at 3490 Shallowford Road, Chamblee, DeKalb County, Georgia. The Bank also leases a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings. The Bank owns a 4,560 square foot building on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia which serves as its third branch office. In February 2000, management decided to close this office and consolidate the East Marietta customers with the Vinings location. The Bank plans to close the East Marietta branch in June 2000. Until February 2000, the Bank owned a 7,700 square foot building on approximately 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia that serves as its fourth branch office. The Bank sold this building to a third party. The Bank plans to leaseback approximately 2,500 square feet to continue its Peachtree Corners branch operations upon completion of renovations currently underway. In 1998, the Bank assumed a lease for the office acquired through the purchase of CSB. This facility has 8,142 square feet at 1694 Tully Road, San Jose, California and is the Bank's fifth branch location.

One of the Bank's two primary service areas covers a section of North Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport area, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. This area is crossed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads in the East, and Interstate 75 in the West. The Bank's second primary service area covers the city of San Jose, California. San Jose is located in the south San Francisco bay area and is crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280.

ASIAN- AND LATIN-AMERICAN MARKETS

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

Management believes that the locations of the Bank's main office and Atlanta branch offices are convenient to a large number of both Asian- and Latin-Americans. The population of Latin-Americans in Atlanta has been growing rapidly during the past few years and is also one of the Bank's target markets. At year-end 1999, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base.

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

The Bank does not engage in offshore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 1999, there were no amounts outstanding under such facilities.

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

NEW COMPANY SUBSIDIARY

In September 1999, the Company formed a subsidiary, CashMart, Inc., of which it owns 80% of the outstanding common stock. The Federal Reserve Bank approved the Company's notice of its intent to engage in check cashing services and the sale of money orders and prepaid telephone cards prior to commencement of these operations. The subsidiary plans to provide payroll check-cashing services and the sale of money orders and prepaid telephone cards to individuals in Atlanta who may not have the credit quality needed for accounts at financial institutions. The primary types of checks cashed are payroll checks, and the primary source of income for the business is a fee deducted from each check processed. The subsidiary began business operations in March 2000. CashMart, Inc. currently operates at one location, and has plans for a second location in the Atlanta metro area in second quarter 2000.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information about the Company.

THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM

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

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

         - it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

         - it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that:

         -        would result in a monopoly, or

         - would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or

         - the effect of which may be substantially to lessen competition or tend to create a monopoly in any section of the country, or

         -        that in any other manner would be in restraint of trade,

unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, the Company may acquire a bank in another state, and any bank holding company located outside Georgia may acquire a Georgia-based bank, regardless of state law to the contrary, but subject to certain deposit-percentage, aging, and other restrictions. Also, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

PERMITTED ACTIVITIES

Until recently, the BHC Act generally prohibited the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity was permissible, the Federal Reserve considered whether the performance of such an activity reasonably could be expected to produce benefits to the public, that outweigh possible adverse effects. The Federal Reserve has determined that the following are among activities permissible for BHC's:

         -        factoring accounts receivable,

         -        acquiring or servicing loans,

         -        leasing personal property,

         -        conducting discount securities brokerage activities,

         -        performing certain data processing services,

         - acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and

         -        performing certain insurance underwriting activities.

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

NEW LEGISLATION

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which amends the BHC Act and greatly expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000. The following discussion describes the activities in which the Company will be permitted to engage under the BHC Act, as amended by the Gramm-Leach-Bliley Act.

Generally, if the Company qualifies and elects to become a financial holding company, which is described below, it may engage in activities that are:

         -        Financial in nature;

         -        Incidental to a financial activity; or

         - Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the BHC and Gramm-Leach-Bliley Act, (2) changes or reasonable expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and
(3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. The Act expressly lists the following activities as financial in nature:

         -        Lending, trust and other banking activities;

         - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        Providing financial, investment, or advisory services;

         - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        Underwriting, dealing in or making a market in securities;

         - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        Merchant banking through securities or insurance affiliates;
                  and

         -        Insurance company portfolio investments.

To qualify to become a financial holding company, any depository institution subsidiaries of the Company must be well capitalized and will managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, if deemed appropriate in the future, we may elect to become a financial holding company.

The Act also contains provisions that directly impact the following activities and operations of the Bank:

         -        Its insurance activities,

         - The activities of and qualifications for any Bank financial subsidiaries, and

         - Its privacy policies and practices concerning disclosure of consumer information.

OTHER BANKING REGULATORS

The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

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

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level is an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have policies that provide that bank holding companies and insured banks should generally pay dividends out of current operating earnings.

At December 31, 1999, under federal and state dividend rules, the Bank, without obtaining regulatory approvals, could declare aggregate dividends to the Company of up to approximately $4 million, plus net income of the Bank in 2000.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 13.3% and 12.0%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1999 was 8.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to the risk-based and leverage capital requirements of the OCC, which are substantially similar to those of the Federal Reserve for bank holding companies.

The Bank exceeded applicable minimum capital requirements as of December 31, 1999. No federal banking agency has imposed any additional capital requirements on the Company or the Bank. Failure to meet regulatory capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

In addition, Federal Reserve and FDIC regulations, which became mandatory on January 1, 1998, require bank regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The interest rate risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with:

         - the default of a commonly controlled FDIC-insured depository institution, or

         - any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."

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

The capital levels established for each of the categories are as follows:


================================================================================================================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
================================================================================================================
Well                       5% or more           10% or more               6% or more             Not subject to
Capitalized                                                                                      a capital
                                                                                                 directive
----------------------------------------------------------------------------------------------------------------
Adequately                 4% or more           8% or more                4% or more                      --
Capitalized
----------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
----------------------------------------------------------------------------------------------------------------
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
----------------------------------------------------------------------------------------------------------------
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
================================================================================================================

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

At December 31, 1999, the Bank met each of the capital levels to qualify as a well-capitalized financial institution under regulatory standards.

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

Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 1999, nor will it be required to pay a deposit insurance assessment in 2000. The Bank was required to pay the special interim Bank Insurance Fund Financing Corporation ("FICO") assessments in 1999 and will also be required to pay this assessment in 2000. During fourth quarter 1999, the annualized rate for this assessment was 1.184 cents per $100 of Bank deposits, and for first quarter 2000, the annualized rate will be 2.120 cents per $100 of Bank deposits.

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

COMPETITION

The banking business is highly competitive, particularly in the metropolitan areas served by the Bank. In one or more aspects of their businesses, the Company and the Bank compete with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking companies operating in the metropolitan Atlanta area, the San Jose area and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer services, such as trust services, that the Company and the Bank do not provide. The Bank has employees fluent in foreign languages including Mandarin, Cantonese, Korean, Vietnamese, German, French, Spanish, and others, which enhances the Bank's ability to compete in its target markets.

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

EMPLOYEES

As of March 15, 2000, the Company and the Bank had 103 full-time equivalent employees. Management does not anticipate additional hiring in 2000, except to support normal growth of business. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.


ITEM 2.  PROPERTIES

MAIN OFFICE

The Bank's main office is at 4360 Chamblee Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee Dunwoody Road. The Bank has a lease for 19,403 square feet on the first and third floors of the building. The lease provided base rental at $14.25 per square foot per year during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per year. The initial term of the lease expired in December 1998, and the lease was extended to December 2000. Including escalations, the rent per square foot during 2000 is $16.92. A new lease was signed in March 2000 with an initial base rate of $17.25 per square foot per year. The first floor space, which includes the main branch, contains 8,941 square feet of space with six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank also has an ATM attached to the building. The term under the new lease is from January 1, 2001 through December 31, 2010 for the first floor space. The third floor space houses the international department, personnel department, the operations department, and the administration offices for a total of 10,462 square feet. The term under the new lease is from January 1, 2001 through December 31, 2007 for the third floor space.

ASIAN BANKING CENTER

The Bank owns an office building containing 16,639 square feet of leasable space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Bank occupies 6,000 square feet of space as a branch office. The Bank currently leases 10,639 square feet to other tenants which leases provide base rental rates from $12.53 to $14.19 per square foot per year. This building was built and owned by the Company until October 1999 when the Company transferred it to the Bank as a contribution to capital. The Company's total cost was $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

VININGS

The Bank's branch office in the Vinings area of Cobb County is located at One Paces West, Suite 150, 2727 Paces Ferry Road, NW, Atlanta, Georgia 30339. The office building has 246,515 square feet of leasable space near the intersection of Interstate 285 and Paces Ferry Road. The Vinings branch office contains 5,266 square feet of space, which the Bank has leased at a base rate of $17.25 per square foot per year. This space consists of four teller stations, two drive-in windows, four customer service stations, five offices for management and lending officers and a conference room. The Bank also has a walk-up ATM at this location. The initial term of the lease expires in June 2002.

EAST MARIETTA

In January 1996, the Bank acquired a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This office, which opened in May 1996, has six teller stations, one drive-up window, three drive-in lanes, a walk-up ATM, and three offices for lending officers and management.

Due to slower than anticipated growth results, this office will be closed in June 2000. We have not finalized our plans for the disposition of the building.


PEACHTREE CORNERS

In August 1996, the Bank acquired a two-story 7,700 square foot building on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. The branch opened in November 1996. In February 2000, the Bank sold the building and land housing this branch to an unrelated party with a leaseback arrangement for approximately 2,500 square feet on the first floor. This branch office, when renovated, will have six teller stations, one drive-up window, one drive-in lane, a drive-through ATM, and two offices for a lending officer and branch management. The term of the lease is five years at a base rent of $10.00 per square foot per year and includes three options to extend the lease for five years each at the same base rate.

SAN JOSE OFFICE

The Bank's San Jose branch office is in leased office space at 1694 Tully Road. The branch, as anchor tenant in the building, occupies 8,142 square feet. This branch has five teller stations, in addition to a merchant booth for large commercial transactions, and two walk-up ATM machines. The base rent for this office is $24.23 per square foot per year, and the term of the lease, which was renewed in April 1999, is seven years.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has three market makers for shares of its common stock. The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". All sales and purchases of shares of the common stock known to the Company were made through the three market makers. As of March 15, 2000, the quoted purchase price for the Company's shares was $11.63 per share. There were approximately 302 holders of record of the Company's common stock at March 15, 2000.

The Company began paying cash dividends in 1995 and paid $.28 per share in that year. The Company paid $.39 and $.52 per share in cash dividends in 1998 and 1999, respectively. Although the Company currently plans to pay cash dividends on a quarterly basis, Summit's dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 10, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report of Shareholders which is incorporated by reference herein.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $875,000 to the Company in 1999. As of December 31, 1999, the Bank had cumulative net retained profits for 1998 and 1999 of $3,989,000, which is entirely available for dividends to the Company in 2000, plus the Bank's 2000 net earnings, if any, provided that the necessary transfers of net profits to surplus were made. The OCC also may to enjoin a national bank from engaging in an unsafe or unsound practice, which can include the payment of a dividend under certain circumstances.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.

(Dollars in thousands, except per share data)                                 As of December 31,

Balance Sheet Data                                   1999            1998              1997             1996             1995
------------------                              ----------------------------------------------------------------------------------
Total assets                                    $  281,268        $  263,161           180,296        $  154,248        $  130,076
Investment securities                               70,440            96,101            63,962            38,584            32,702
Loans                                              167,719           133,496            98,892            85,808            78,177
Allowance for loan losses                            2,525             2,336             1,468             1,931             1,686
Deposits                                           232,941           218,647           144,795           132,899           109,816
Federal Home Loan Bank advances                     10,000            10,000            10,000             1,000                --
Other borrowed funds                                11,371             5,987             2,756               657                --
Stockholders' equity                                22,786            24,505            19,778            16,936            15,413

                                                                           Year Ended December 31,

Statement of Income Data                            1999             1998               1997             1996             1995
------------------------                        ----------------------------------------------------------------------------------
Interest income                                 $   19,744        $   17,253        $   13,475        $   11,356        $   10,101
Interest expense                                     7,742             7,309             5,470             4,520             4,070
Net interest income                                 12,002             9,944             8,005             6,836             6,031
Provision for loan losses                              899               455               540               404               397
Net interest income after
  provision for loan losses                         11,103             9,489             7,465             6,432             5,634
Non-interest income                                  3,326             3,575             3,460             3,361             3,311
Non-interest expenses                               10,215             8,792             7,156             6,411             5,802
Income tax expense                                   1,489             1,503             1,319             1,174             1,042
Net income                                      $    2,725        $    2,769        $    2,450        $    2,208        $    2,101

Per Share Data
Book value per share at year end                $    13.76        $    13.68        $    13.28        $    12.03        $    10.95
Basic earnings per share                              1.59              1.56              1.71              1.57              1.49
Diluted earnings per share                            1.59              1.53              1.50              1.43              1.49
Weighted-average shares outstanding - basic      1,713,318         1,773,010         1,436,023         1,407,688         1,407,688
Weighted-average shares outstanding - diluted    1,713,318         1,804,828         1,632,586         1,546,332         1,414,670
Dividends declared                              $      .52        $      .39        $      .35        $      .31        $      .28
Dividend payout ratio                                32.70%            25.00%            20.47%            19.75%            18.79%

Ratios
Return on average assets                              1.04%             1.24%             1.47%             1.59%             1.74%
Return on average equity                             11.60%            11.89%            13.36%            13.80%            15.09%
Average equity/average assets                         8.98%            10.47%            11.03%            11.53%            11.51%
Net interest margin                                   5.07%             4.90%             5.26%             5.44%             5.50%
Non-performing assets/total loans
  and other real estate                                .77%             2.70%             1.80%             1.07%              .14%
Allowance for loan losses/total loans                 1.51%             1.75%             1.48%             2.25%             2.16%
Non-interest expense/net
  interest income and non-interest income            66.65%            65.03%            62.42%            62.87%            62.11%

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our Proxy Statement for the 2000 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for the 2000 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our Proxy Statement for the 2000 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for the 2000 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, are incorporated by reference to the 2000 Annual Shareholders' Report -- See Cross Reference Index on page 2.

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

4.1 The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and
         Restated Articles of Incorporation of Summit Bank Corporation and (ii)
         Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of
         Summit Bank Corporation, (see Exhibits 3.1 and 3.2, respectively).

10.1*    Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23,
         1998 (incorporated by reference to Appendix A to the Company's Proxy
         Statement filed on March 18, 1998).

10.2     Lease Agreement dated December 3, 1993, between Baker Dennard Co.,
         Lessor, and Summit National Bank, Lessee (incorporated by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.3    Lease Agreement dated June 16, 1995, between ZML-Paces Limited
        Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995) (Vinings office).

10.4*   Change in Control Agreement dated August 25, 1995 by and between Pin Pin
        Chau, President of the Summit National Bank, and the Summit National
        Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5*   Change in Control Agreement dated August 25, 1995 by and between David
        Yu, Chairman of the Summit National Bank, and the Summit National Bank
        (incorporated by reference to Exhibit 10.8 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6*    Change in Control Agreement dated August 25, 1995 by and between Alec
         Dudley, Executive Vice President of the Summit National Bank, and the
         Summit National Bank (incorporated by reference to Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.7*    Change in Control Agreement dated August 25, 1995 by and between Gary
         McClung, Executive Vice President of the Summit National Bank, and the
         Summit National Bank (incorporated by reference to Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.8 Lease agreement dated August 18, 1999, between Borrett, Inc., Lessor and The Summit National Bank, Lessee (San Jose office).

10.9     Agreement to sell real estate dated November 17, 1999 between The
         Summit National Bank and Three Rivers Land Development, L.L.C.

11.1     Statement Regarding Computation of Per Share Earnings

13.1     Annual Report to Shareholders

21.1     Subsidiaries of Summit Bank Corporation

23.1     Consent of Independent Public Accountants

27.1     Financial Data Schedule (for SEC use only)

* Denotes a management contract, compensatory plan or arrangement.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUMMIT BANK CORPORATION
                                 By       /s/ Pin Pin Chau
                                    --------------------------------------
                                 Pin Pin Chau, Chief Executive Officer

                                 Date     March 23, 2000
                                     -------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pin Pin Chau                            Director, Chief Executive             Dated:  March 23, 2000
-------------------------------------       Officer
Pin Pin Chau


/s/ David Yu                                Director, President                   Dated:  March 22, 2000
------------------------------------
David Yu


/s/ Gary K. McClung                         Executive Vice President              Dated:  March 27, 2000
-------------------------------------       and Secretary; Principal Financial
 Gary K. McClung                            and Accounting Officer



/s/ Jack N. Halpern                         Director, Chairman                    Dated:  March 27, 2000
------------------------------------        of the Board
Jack N. Halpern


/s/ Gerald L. Allison                       Director,                             Dated:  March 27, 2000
-------------------------------------       Vice Chairman
Gerald L. Allison                           of the Board



/s/ Aaron I. Alembik                        Director                              Dated:  March 22, 2000
-------------------------------------
Aaron I. Alembik


-------------------------------------       Director                              Dated:
Paul C.Y. Chu


/s/ Peter M. Cohen                          Director                              Dated:  March 23, 2000
------------------------------------
Peter M. Cohen


/s/ Jose I. Gonzalez                        Director                              Dated:  March 24, 2000
------------------------------------
Jose I. Gonzalez


/s/ Donald R. Harkleroad                    Director                              Dated:  March 22, 2000
-------------------------------------
Donald R. Harkleroad


/s/ Daniel T. Huang                         Director                              Dated:  March 22, 2000
------------------------------------
Daniel T. Huang

/s/ Shafik H. Ladha                         Director                              Dated:  March 27, 2000
-------------------------------------
Shafik H. Ladha


/s/ James S. Lai                            Director                              Dated:  March 24, 2000
-------------------------------------
James S. Lai


/s/ Sion Nyen (Francis) Lai                 Director                              Dated:  March 23, 2000
-------------------------------------
Sion Nyen (Francis) Lai


/s/ Shih Chien (Raymond) Lo                 Director                              Dated:  March 21, 2000
-------------------------------------
Shih Chien (Raymond) Lo


/s/ Nack Paek                               Director                              Dated:  March 22, 2000
-------------------------------------
Nack Paek


/s/ Carl L. Patrick, Jr.                    Director                              Dated:  March 27, 2000
-------------------------------------
Carl L. Patrick, Jr.


/s/ Cecil M. Phillips                       Director                              Dated:  March 22, 2000
-------------------------------------
Cecil M. Phillips


/s/ W. Clayton Sparrow, Jr.                 Director                              Dated:  March 22, 2000
-------------------------------------
W. Clayton Sparrow, Jr.


/s/ Howard H. L. Tai                        Director                              Dated:  March 22, 2000
-------------------------------------
Howard H. L. Tai


/s/ P. Carl Unger                           Director                              Dated:  March 23, 2000
-------------------------------------
P. Carl Unger

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

10.2     Lease Agreement dated December 3, 1993, between Baker Dennard Co.,
         Lessor, and Summit National Bank, Lessee (incorporated by reference to
         Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3     Lease agreement dated June 16, 1995, between ZML-Paces Limited
         Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.4     Change in Control Agreement dated August 25, 1995 by and between Pin
         Pin Chau, President of the Summit National Bank, and the Summit
         National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.5     Change in Control Agreement dated August 25, 1995 by and between David
         Yu, Chairman of the Summit National Bank, and the Summit National Bank
         (incorporated by reference to Exhibit 10.8 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6     Change in Control Agreement dated August 25, 1995 by and between Alec
         Dudley, Executive Vice President of the Summit National Bank, and the
         Summit National Bank (incorporated by reference to Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.7     Change in Control Agreement dated August 25, 1995 by and between Gary
         McClung, Executive Vice President of the Summit National Bank, and the
         Summit National Bank (incorporated by reference to Exhibit 10.9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995.)

10.8 Lease agreement dated August 18, 1999, between Borrett, Inc., Lessor and The Summit National Bank, Lessee.

10.9     Agreement to sell real estate dated November 17, 1999 between The
         Summit National Bank and Three Rivers Land Development, L.L.C.

11.1     Statement Regarding Computation of Per Share Earnings

13.1     Annual Report to Shareholders

21.1     Subsidiaries of Summit Bank Corporation

23.1     Consent of Independent Public Accountants

27.1     Financial Data Schedule (for SEC use only)