Form 10-Q
period 2000-03-31
SUMMIT BANK CORP
filed 2000-05-11
CIK 820067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 205492

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

          YES    X                                            No
               _____                                              _____

            APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         CLASS                                        OUTSTANDING AT MAY 1, 2000
         _____                                        __________________________

 Common Stock. $.0l par value                                   1,655,263

                      The Exhibit Index Appears on Page 12

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   MARCH 31,        DECEMBER 31,
(In thousands)                                       2000              1999
                                                   ---------        ------------
ASSETS:

Cash and due from banks                            $ 13,088           $ 16,721
Federal funds sold                                   11,970             14,440
Interest-bearing deposits in other banks                561                445
Investment securities available for sale,
   at fair value                                     68,234             69,269
Other investments                                     1,171              1,171
Loans, net of unearned income                       168,630            164,144
Loans held for sale                                   3,274              3,575
Less:  allowance for loan losses                     (2,958)            (2,525)
                                                   --------           --------
     Net loans                                      168,946            165,194
                                                   --------           --------

Premises and equipment, net                           3,504              4,351
Customers' acceptance liability                       2,422              2,030
Goodwill, net                                         1,686              1,708
Other assets                                          6,014              3,377
                                                   --------           --------
     Total assets                                  $277,596           $281,268
                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
   Noninterest-bearing demand                      $ 57,742           $ 53,958
   Interest-bearing:
     Demand                                          42,777             44,310
     Savings                                          8,993              8,648
     Time, $100,000 and over                         53,141             53,498
     Other time                                      64,704             72,527
                                                   --------           --------
     Total deposits                                 227,357            232,941
                                                   --------           --------

Federal Home Loan Bank advance                       10,000             10,000
Other borrowed funds                                 12,179             11,371
Acceptances outstanding                               2,422              2,030
Other liabilities                                     2,625              2,111
                                                   --------           --------
     Total liabilities                              254,583            258,453
                                                   --------           --------

Minority interest in non-bank subsidiary                 28                29

STOCKHOLDERS' EQUITY:

Common stock                                             18                 18
Additional paid-in capital                           13,499             13,498
Retained earnings                                    11,143             10,565
Accumulated other comprehensive loss                 (1,675)            (1,295)
                                                   --------           --------
     Total stockholders' equity                      22,985             22,786
                                                   --------           --------

     Total liabilities and stockholders' equity    $277,596           $281,268
                                                   ========           ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                            -----------------------
Dollars in thousands, except share and per share amounts)       2000        1999
                                                            ----------   ----------
Interest income
   Loans, including fees                                    $    4,322   $    3,207
   Interest-bearing deposits in other banks                          2            3
   Federal funds sold                                              142          135
   Investment securities                                           372          514
   Mortgage-backed securities                                      701          701
                                                            ----------   ----------
     Total interest income                                       5,575        4,560
                                                            ----------   ----------
Interest expense
   Time deposits, $100,000 and over                                737          519
   Other deposits                                                1,130        1,266
   Federal Home Loan Bank advance                                  149          126
   Short-term borrowings and obligation under capital lease        118           50
                                                            ----------   ----------
     Total interest expense                                      2,133        1,958
                                                            ----------   ----------
     Net interest income                                         3,442        2,602
Provision for loan losses                                          425           99
                                                            ----------   ----------
     Net interest income after provision for loan losses         3,017        2,503
                                                            ----------   ----------
Non-interest income
   Fees for international banking services                         377          303
   SBA loan servicing fees                                          58           67
   Service charge income                                           147          115
   Overdraft and NSF charges                                       171          140
   Gains on sales of loans                                          --           79
   Net gains on sales of investment securities                     (15)           1
   Other                                                           308          137
                                                            ----------   ----------
     Total non-interest income                                   1,046          842
                                                            ----------   ----------
Non-interest expense
   Salaries and employee benefits                                1,286        1,210
   Equipment                                                       162          166
   Net occupancy                                                   209          189
   Other operating expenses                                      1,061          817
   Minority interest in non-bank subsidiary                          1           --
                                                            ----------   ----------
     Total non-interest expenses                                 2,718        2,382
                                                            ----------   ----------
   Income before income tax                                      1,345          963
                                                            ----------   ----------
Income tax expense                                                 468          341
                                                            ----------   ----------
   Net income                                               $      877   $      622
                                                            ----------   ----------
Basic net income per common share                           $      .53   $      .35
Diluted net income per common share and common
   share equivalents                                        $      .53   $      .35
                                                            ----------   ----------
Weighted-average common shares outstanding - basic           1,655,263    1,771,127
Weighted-average common shares outstanding - diluted         1,655,263    1,772,071
                                                            ----------   ----------
Dividends declared per common share                         $      .18   $      .10
                                                            ==========   ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                        ----------------------
(In thousands)                                                                            2000           1999
                                                                                        -------        -------
Cash flows from operating activities:

Net income                                                                              $   877       $    622
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment                                  123            124
   Net amortization of premiums/discounts on investment securities                           73            175
   Amortization of goodwill                                                                  22             21
   Provision for loan losses                                                                425             99
   Proceeds from sales of loans                                                              --          1,419
   Gains on sales of loans                                                                   --            (79)
   Net gains on sales of investment securities                                               15             (1)
Changes in other assets and liabilities:
   Net decrease (increase) in loans held for sale                                           301            (41)
   Decrease in other assets                                                                 152            319
   Increase in other liabilities                                                            515            404
                                                                                        -------        -------
   Net cash provided by operating activities                                              2,503          3,062
                                                                                        --------       -------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale                         --         22,773
Principal collections on investment securities available for sale                         1,918          8,111
Proceeds from sales of investment securities available for sale                           2,974            495
Purchases of investment securities available for sale                                    (4,554)       (19,679)
Loans made to customers, net of principal collected on loans                             (4,478)        (4,977)
Proceeds from sales of premises                                                             824             --
Purchases of premises and equipment                                                        (100)          (125)
                                                                                        -------        -------
   Net cash used in investing activities                                                 (3,416)        (6,598)
                                                                                        -------        -------

Cash flows from financing activities:

Net increase in demand and savings deposits                                               2,596          1,569
Net decrease in time deposits                                                            (8,180)        (8,098)
Purchase of treasury shares                                                                  --           (858)
Dividends paid                                                                             (298)          (178)
Net increase (decrease) in borrowed funds                                                   808           (917)
Net (decrease) in minority interest in non-bank subsidiary                                   (1)            --
                                                                                        -------        -------
   Net cash used in financing activities                                                 (5,075)        (8,483)
                                                                                        -------        -------
Net (decrease) increase in cash and cash equivalents                                     (5,988)         1,177
Cash and cash equivalents at beginning of period                                         31,607         21,440
Cash and cash equivalents at end of period                                              $25,619       $ 22,617
                                                                                        =======        =======
Supplemental disclosures of cash paid during the period:
   Interest                                                                             $ 2,033       $  1,827
   Income taxes                                                                         $   860       $    294
Supplemental disclosures of non-cash items:
   Loans transferred to other real estate                                               $    --       $    825
                                                                                        =======       ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     Summit Bank Corporation and Subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc., described below. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

     During 1999, the Company invested $120,000 into a newly created subsidiary, CashMart, Inc. ("CashMart"), a check cashing company. In the first quarter of 2000, the Company received regulatory approval for and began operation of the subsidiary. The consolidated subsidiary is 80% owned by the Company. CashMart's business plan is to provide payroll check cashing services, unrelated to the bank subsidiary, through several locations throughout metropolitan Atlanta. CashMart generates revenues from fees charged to customers for cashing payroll checks. The subsidiary currently operates from one location in metropolitan Atlanta, occupying leased space inside a convenience store.

2.   ACCOUNTING POLICIES

     We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the interim-period disclosure requirements of SFAS 130 effective March 31, 1998 and adopted the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

     Total comprehensive income for the three months ended March 31, 2000 was $268,000 compared to $431,000 for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements reflect management's beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

PERFORMANCE OVERVIEW

The Company reported net income of $877,000 for the first quarter of 2000, compared to $622,000 in first quarter of 1999. The 41% increase was largely attributed to strong loan growth during the last year, which resulted in higher net interest income in the first quarter of 2000. Net earnings per share for first quarter 2000 were $.53 (basic and diluted) as compared to $.35 (basic and diluted) for first quarter 1999. In addition to the increase in net interest income, the stock repurchase plan completed in 1999 reduced the number of outstanding shares resulting in an additional $.03 to the earnings per share. The cost of the repurchased shares is reflected as a reduction to additional paid-in-capital in the stockholders' equity section of the balance sheet. The repositioning of the balance sheet last year, i.e., growth of higher yielding assets, has resulted in a solid increase in core earnings of the Company. The annualized return on average stockholders' equity for the 2000 three-month period was 15.5% versus 10.2% for the 1999 three-month period, and the return on average assets was 1.3% compared to 1.0% in 1999. Book value per share was $13.89 at March 31, 2000 compared to $13.76 at December 31, 1999 and $13.75 at March 31, 1999. In first quarter 2000, the Company paid a cash dividend of $.18 per share compared to $.10 per share for the same period last year, reflecting an increase of 80%.

Total assets at March 31, 2000 were $278 million, an increase of 9%, or $22 million, during the last twelve months, although a slight decline of 1% from December 31, 1999. The small first quarter decline in total assets from December 31, 1999 was due to the increased liquidity in the form of cash and federal funds sold that were available at year-end in preparation for the century date change. The excess funds were reduced in January 2000. The twelve-month increase was largely due to an increase of 26% in the loan portfolio during that period. Total loans at the end of the current quarter were $169 million. This also represents a growth of 2%, or $4 million, in loans during the first quarter of 2000. Investment securities available for sale totaled $68 million at March 31, 2000 compared to $69 million at December 31, 1999 and $83 million at March 31, 1999. The decline over the past twelve months is the result of the Bank reinvesting these funds in higher yielding loans, thus contributing to a higher net interest margin.

Total deposits have grown $15 million, or 7%, during the last twelve months. However, total deposits declined in the first quarter of 2000 by $5.6 million primarily due to maturing Certificates of Deposits ("CD's") held at year-end as additional funding for the century date change. While most of the CD's issued in fourth quarter 1999 at higher promotional rates have matured, many of them were renewed at lower current rates. Despite the decline in total deposits during first quarter 2000, demand deposits have actually grown to $58 million at March 31, 2000 from $54 million at December 31, 1999. Demand deposits now represent over 25% of total deposits. Since March 31, 1999, demand deposits have increased $8 million, or 15%. The balance in accounts held under overnight repurchase agreements has also shown a positive growth rate over the past twelve months, increasing to $12 million at March 31, 2000 from $5 million at the end of first quarter 1999. The increase is primarily due to the addition of several new commercial accounts during the past year.

Net interest income significantly increased when comparing the first quarter of 2000 to the same period in 1999. Through March 31, 2000 and 1999, net interest income was $3.4 million and $2.6 million, respectively, for an increase of 32%. The increase was attributed to the increased volume of loans for the twelve months ended March 31, 2000. The Company's net interest margin through March 31, 2000 has continued to improve with the higher yielding mix of earning assets, moving to 5.48% at the end of the current quarter from 4.41% through March 31, 1999. This improvement is also partially the result of the rising rate environment during the past few quarters, as well as the attrition of the promotional CD's issued last year at premium interest rates.

The provision for loan losses increased to $425,000 for the quarter ended
March 31, 2000 compared to $99,000 for the quarter ended March 31, 1999 due primarily to higher loan volume. Gross charged off loans for the quarter ended March 31, 2000 totaled $174,000 while recoveries for the period totaled $182,000, for an annualized net recovery rate of .02% of total loans. This rate compares favorably to the annualized charge-off rate of .63% for the first quarter of 1999, although a large portion of the amount charged off last year was due to the write-down of $154,000 on foreclosed property subsequently transferred to Other Real Estate Owned.

Non-interest income rose 24% in first quarter 2000 to $1 million compared to $842,000 in the same period in 1999. The largest contributor to this increase was a recovery of $183,000 related to a loan loss pre-dating the acquisition of California Security Bank. Service charge income, including overdraft charges, improved along with the growth in demand deposits, for a 25% increase to $318,000 in first quarter 2000 compared to $255,000 during the same period last year. The Bank's international department has continued to expand its trade finance transaction volume over the past year, resulting in 24% more fee income, or a total of $377,000 through March 31 of this year compared to $303,000 during the first quarter of 1999. There were no sales of SBA-guaranteed loans to date in 2000, while there was a gain recognized in first quarter 1999 of $79,000.

Although non-interest expenses increased approximately $300,000, or 14%, in the first quarter of 2000 compared to the same period last year, efforts to control costs have reduced the rate of increase from year to year. Last year's increase from first quarter 1998 was 24%. This year salaries and benefits only increased 6% over first quarter last year and equipment costs were flat, comparing first quarter 2000 to the same period in 1999. Increases in occupancy costs for the first quarter of 2000 compared to last year through March 31 were minimal. Most of the increase in non-interest expenses was due to higher data processing, legal and accounting fees, as well as operating losses, which were up this year by $41,000, $69,000, $39,000, and $45,000, respectively. A recently renewed contract with the Bank's third party data processor includes additional savings over last year, so these costs should stabilize throughout the rest of this year. The majority of the legal fees during first quarter 2000 were loan-related. The Company's efficiency ratio for the three-month period of 2000 improved significantly to 61% from 69% for the same period last year, primarily due to the stronger net interest income this year.

CashMart had a total net operating loss of $3,800 for the first quarter of 2000, of which $3,000 was recorded for Summit Bank Corporation's portion.

ASSET QUALITY

Non-performing assets decreased to $1,156,000 at March 31, 2000 compared to $1,289,000 at year-end 1999 and $4,237,000 at March 31, 1999. Non-performing assets represented .67% of total loans and other real estate owned as of March 31, 2000 compared to .77% at December 31, 1999. Non-performing loans at March 31, 2000 consist of one fully guaranteed SBA credit for $387,000, one partially guaranteed SBA credit for $99,000, of which $84,000 is fully guaranteed, and a real estate credit for $670,000, for which the Bank believes it is well secured. Although there were no commercial loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2000, there was one consumer loan of less than $7,000 past due 90 days or more as to principal or interest payments and still accruing at quarter-end.

                             NON-PERFORMING ASSETS

                                                                    March 31,                    December 31,
(Dollars in thousands)                                                2000                           1999
                                                                    ---------                    ------------
Loans on non-accrual
   SBA guaranteed                                                     $  471                       $  494
   Non-SBA guaranteed                                                    685                          795

Other real estate                                                         --                           --

Restructured loans  - SBA guaranteed                                      --                           --
                                                                      ------                       ------
     Total non-performing assets                                      $1,156                       $1,289
                                                                      ======                       ======
Loans 90 days past due and still accruing interest                    $    7                           --

Total non-performing assets as a
   percentage of total loans and ORE                                     .67%                         .77%

Loans ninety days past due and still accruing
   interest as a percentage of total loans                                --%                          --%

The allowance for loan losses increased to $2,958,000 at March 31, 2000 from $2,525,000 at year-end 1999, an increase of 17%. The increase was primarily due to the recent strong growth in our loan portfolio. Loan losses have declined this year to date compared to first quarter 1999, with gross charge-offs of $174,000 offset by recoveries of $182,000, resulting in a net annualized recovery rate of .02% of average total loans. For the first quarter of 1999 the net annualized charge-off rate was .63%. The allowance for loan losses represented 1.72% and 1.67%, respectively, of total loans outstanding at March 31, 2000 and December 31, 1999.

            ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 2000

                                                                                    (In thousands)
                                                                                    --------------
         Allowance for loan losses at December 31, 1999                                 $2,525
                                                                                        ------
         Charge-offs:
         Commercial, financial, and agricultural                                           170
         SBA                                                                                 4
         Real estate                                                                        --
         Installment loans to individuals                                                   --
                                                                                        ------
           Total                                                                           174

      Recoveries:

         Commercial, Financial, and Agricultural                                            69
         SBA                                                                                89
         Real estate                                                                        --
         Installment loans to individuals                                                   24
                                                                                        ------
           Total                                                                           182
                                                                                        ------
         Net  charge-offs (recoveries)                                                      (8)
                                                                                        ------
      Provision for loan losses charged to income                                          425
                                                                                        ------
      Allowance for loan losses at March 31, 2000                                       $2,958
                                                                                        ------

Management periodically analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 2000 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

LIQUIDITY AND CAPITAL ADEQUACY

Liquidity has remained fairly stable since the end of 1999. At March 31, 2000, the Company's average net loan to deposit ratio was 75%, up from 72% at year-end. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $16 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at March 31, 2000. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Stockholders' equity of the Company increased $200,000 to $23 million at March 31, 2000 from December 31, 1999. This total represented a decline of $915,000, or 4%, from equity at March 31, 1999. Offsetting normal earnings growth, the stockholders' equity decrease over the past twelve months was due to the repurchase of common stock under the Company's stock repurchase plan, as well as to a change in other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio remained fairly stable at 7.7% at March 31, 2000 compared to 7.6% at year-end 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2000, the Bank had a risk-weighted total capital ratio of 12.6% and a Tier 1 risk-weighted capital ratio of 11.4% which compares favorably to year end 1999 ratios of 12.5% and 11.2%, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2000, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related noted and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual report on Form 10K.

PART II. - OTHER INFORMATION

ITEM 1.   Legal Proceedings - Not Applicable

ITEM 2.   Changes in Securities and Use of Proceeds

          a) Not Applicable

          b) Not Applicable

          c) Not Applicable

          d) Not Applicable

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

                                         SUMMIT BANK CORPORATION

                                         BY:   /S/ Pin Pin Chau
                                            ------------------------------------
                                               Pin Pin Chau
                                               Chief Executive Officer



                                         BY:   /S/ Gary K. McClung
                                            ------------------------------------
                                               Gary K. McClung
                                               Executive Vice President
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                         DATE: May 11, 2000
                                              ----------------------------------

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
-------                                                                     ----

11.1      Statement Regarding Computation of Per Share Earnings               13

27.1      Financial Data Schedule                                             14