Form 10-Q
period 2000-06-30
SUMMIT BANK CORP
filed 2000-08-09
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 205492

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                      Yes   X                    No
                          -----                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

      Class                               Outstanding at August 1, 2000
      -----                               -----------------------------
Common Stock. $.0l par value                         1,655,263

                      The Exhibit Index Appears on Page 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     June 30,            December 31,
(In thousands)                                                         2000                  1999
-----------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                              $ 14,707             $ 16,721
Federal funds sold                                                        450               14,440
Interest-bearing deposits in other banks                                  205                  446
Investment securities available for sale, at fair value                64,531               69,269
Other investments                                                       1,171                1,171
Loans, net of unearned income                                         174,767              164,144
Loans held for sale                                                     3,265                3,575
Less:  allowance for loan losses                                       (3,070)              (2,525)
-----------------------------------------------------------------------------------------------------
       Net loans                                                      174,962              165,194
-----------------------------------------------------------------------------------------------------
Premises and equipment, net                                             2,860                4,351
Customers' acceptance liability                                         2,787                2,030
Goodwill, net                                                           1,665                1,708
Other assets                                                            6,573                5,938
-----------------------------------------------------------------------------------------------------
       Total assets                                                  $269,911             $281,268
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                                       $ 60,188             $ 53,958
    Interest-bearing:
       Demand                                                          40,606               44,310
       Savings                                                          9,281                8,648
       Time, $100,000 and over                                         49,274               53,498
       Other time                                                      60,382               72,527
-----------------------------------------------------------------------------------------------------
       Total deposits                                                 219,731              232,941
-----------------------------------------------------------------------------------------------------

Federal Home Loan Bank advance                                         10,000               10,000
Other borrowed funds                                                   11,916               11,371
Acceptances outstanding                                                 2,787                2,030
Other liabilities                                                       1,667                2,111
-----------------------------------------------------------------------------------------------------
       Total liabilities                                              246,101              258,453
-----------------------------------------------------------------------------------------------------

Minority interest in non-bank subsidiary                                   24                   29

STOCKHOLDERS' EQUITY:
Common stock                                                               18                   18
Additional paid-in capital                                             13,498               13,498
Retained earnings                                                      11,891               10,565
Accumulated other comprehensive loss                                   (1,621)              (1,295)
-----------------------------------------------------------------------------------------------------
       Total stockholders' equity                                      23,786               22,786
-----------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                    $269,911             $281,268
=====================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                           Three months                     Six months
                                                                          ended June 30,                   ended June 30,
(Dollars in thousands, except share and per share amounts)            2000              1999             2000           1999
----------------------------------------------------------------------------------------------------------------------------------

Interest income
     Loans, including fees                                       $     4,498       $     3,578       $     8,820       $    6,785
     Interest-bearing deposits in other banks                              4                 2                 7                5
     Federal funds sold                                                   49                69               192              204
     Investment securities                                               392               334               764              848
     Mortgage-backed securities                                          703               816             1,438            1,517
----------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                          5,646             4,799            11,221            9,359
----------------------------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                    673               485             1,410            1,004
     Other deposits                                                    1,081             1,134             2,211            2,400
     Federal Home Loan Bank advance                                      157               124               305              247
     Short-term borrowings and obligation under capital lease            140                65               258              115
----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                         2,051             1,808             4,184            3,766
----------------------------------------------------------------------------------------------------------------------------------

        Net interest income                                            3,595             2,991             7,037            5,593
Provision for loan losses                                                200               325               625              424
----------------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses            3,395             2,666             6,412            5,169
----------------------------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                             343               314               720              617
     SBA loan servicing fees                                              56                69               114              136
     Service charge income                                               140               118               287              233
     Non-sufficient funds charges                                        156               143               327              283
     Gains on sales of loans                                              --                --                --               79
     Net losses on sales of investment securities                        (39)               (6)              (54)              (5)
     Other                                                               181               150               489              287
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                        837               788             1,883            1,630
----------------------------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                    1,306             1,197             2,592            2,407
     Equipment                                                           177               184               339              350
     Net occupancy                                                       208               191               417              380
     Other operating expenses                                            916               969             1,978            1,786
----------------------------------------------------------------------------------------------------------------------------------
     Minority interest in non-bank subsidiary                             (4)               --                (5)              --
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                                    2,603             2,541             5,321            4,923
----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                        1,629               913             2,974            1,876
----------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                       584               320             1,052              661
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                  $     1,045       $       593       $     1,922       $    1,215
----------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                                $       .63       $       .34       $      1.16       $      .69
Diluted net income per common share and
     common share equivalents                                    $       .63       $       .34       $      1.16       $      .69
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                        1,655,263         1,727,128         1,655,263        1,749,006
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - diluted                      1,655,263         1,727,128         1,655,263        1,749,006
----------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                              $       .18       $       .12       $       .36       $      .22
==================================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             Six months
                                                                                            ended June 30,
                                                                                     ----------------------------
(In thousands)                                                                           2000           1999
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                            $   1,922      $   1,215
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                                  244            199
   Net amortization of premiums/discounts on investment securities                          131            350
   Amortization of goodwill                                                                  43             43
   Provision for loan losses                                                                625            424
   Proceeds from sales of loans                                                              --          1,419
   Gains on sales of loans                                                                   --            (79)
   Losses on sales of other real estate owned                                                --             21
   Net losses on sales of investment securities                                              54              5
Changes in other assets and liabilities:
   Net decrease (increase) in loans held for sale                                           310           (754)
   Decrease in other assets                                                                 143          1,261
   (Decrease) increase in other liabilities                                                (444)            23
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              3,028          4,127
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities                                            --         26,997
Principal collections on investment securities                                            3,214         12,199
Proceeds from sales of investment securities                                              6,386          8,498
Purchases of investment securities available for sale                                    (5,556)       (29,233)
Loans made to customers, net of principal collected on loans                            (10,703)       (24,807)
Proceeds from sales of premises                                                             824             --
Purchases of premises and equipment                                                        (172)          (128)
-----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (6,007)        (6,474)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                               3,159          6,423
Net decrease in time deposits                                                           (16,369)       (10,153)
Purchase of treasury shares                                                                  --         (1,350)
Dividends paid                                                                             (596)          (387)
Net increase in borrowed funds                                                              545          2,767
Net decrease in minority interest in non-bank subsidiary                                     (5)            --
-----------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                (13,266)        (2,700)
-----------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                             (16,245)        (5,047)
Cash and cash equivalents at beginning of period                                         31,607         21,440
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $  15,362      $  16,393
=================================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                           $   4,485      $   3,989
   Income taxes                                                                       $   1,716      $     634
Supplemental disclosures of noncash investing activities:
   Transfer of branch office to other real estate owned                               $     595             --
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

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

      The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

      During 1999, the Company invested $120,000 in a newly created subsidiary, CashMart, Inc. ("CashMart"), a check cashing company. In the first quarter of 2000, the Company received regulatory approval for and began operation of the subsidiary. The consolidated subsidiary is 80% owned by the Company. CashMart's business plan is to provide payroll check cashing services, through several locations throughout metropolitan Atlanta. CashMart generates revenues from fees charged to customers for cashing payroll checks. The subsidiary currently operates from two locations in metropolitan Atlanta, occupying leased space inside convenience stores. CashMart's operations are wholly separate and apart from the Bank's operations.

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

      The total comprehensive income for the six months ended June 30, 2000 was $1,596,000 compared to $186,000 for the six months ended June 30, 1999. The total comprehensive income for the three months ended June 30, 2000 was $1,099,000 compared to a total comprehensive loss of $245,000 for the three months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements reflect management's beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. Performance Overview

The Company reported net income of $1,045,000 for the second quarter of 2000, compared to $593,000 in the second quarter of 1999. There were several factors contributing to the 76% increase for the comparable quarters, including a very strong net interest margin, lower loan loss provision in the current quarter, and improved overhead efficiencies. The net interest margin was 5.68% for the current year to date compared to 4.80% through June 1999. Improvement in the margin is a direct result of continuing loan growth accompanied by a rising interest rate environment. The loan to deposit ratio at June 30, 2000 was 80% while the same ratio at June 30, 1999 was 71%. In addition to growth in loan volume as a percent of deposits, loan portfolio quality has improved as evidenced by fewer delinquencies and non-accrual loans. Consequently, our loan loss provision in second quarter 2000 was $200,000, compared to $325,000 in second quarter 1999. Non-interest expenses increased 2% to $2.6 million in second quarter 2000 compared to the same quarter in 1999. This reflects management's efforts to control overhead. Net earnings per share for second quarter 2000 were $.63 (basic and diluted) compared to $.34 (basic and diluted) for second quarter 1999.

Net earnings for the six months ended June 30, 2000 were $1,922,000, a 58% increase over the net earnings through June 1999 of $1,215,000. In addition to the reasons cited above for the quarterly increase, which also apply to the 2000 year to date earnings included recoveries from a charge-off related to the California Security Bank acquisition in 1998. These recoveries totaled $258,000 and were recorded in other noninterest income. The annualized return on average stockholders' equity for the 2000 six-month period was 16.8% versus 10.1% for the 1999 six-month period, and the return on average assets was 1.4% compared to
 .9% in 1999. Book value per share was $14.37 at June 30, 2000 compared to $13.76 at December 31, 1999 and $13.43 at June 30, 1999. In second quarter 2000, the Company paid a cash dividend of $.18 per share compared to $.12 per share for the same period last year, for an increase of 50%.

Total assets at June 30, 2000 were $270 million, an increase of 4%, or $10 million, during the last twelve months, although a decline of 4% from December 31, 1999. The decline in total assets from December 31, 1999 was due to the increased liquidity in the form of cash and federal funds sold that were available at year-end in preparation for the century date change. The excess funds were reduced in January 2000. The twelve-month increase was largely due to growth in the loan portfolio during that period. Total loans at the end of the current quarter were $178 million. This represents a net increase of 4%, or $6 million, in loans during second quarter 2000 and a net increase of 14%, or $22 million, during the past twelve months. As the loan portfolio grew, the investment security portfolio, containing lower yielding assets, declined. At June 30, 2000, investment securities totaled $66 million, a decrease of 5%, or $4 million, during second quarter 2000 and a net of 13%, or $10 million during the past twelve months.

Total deposits have grown $5 million, or 2%, during the last twelve months. However, total deposits declined in the second quarter of 2000 by $7.6 million, due primarily to maturing Certificates of Deposits ("CD's") held through year-end as additional funding for the century date change. On the other hand, non-interest-bearing demand deposits have grown to $60 million at June 30, 2000 from $55 million at June 30, 1999. Average non-interest-bearing demand deposits for the year to date represent over 26% of total deposits, which is considerably higher than the Bank's peers. In fact, at March 31, 2000, based on data from the FDIC, the ratio of non-interest-bearing deposits to total deposits was 15% for all commercial banks located in Georgia, having between $100 million and $1 billion in assets.

Net interest income increased 27%, or $729,000 in second quarter 2000, compared to second quarter 1999 to a total of $3.4 million. The increase was due to the increased volume of loans for the twelve months ended June 30, 2000.

For the six months ended June 30, 2000, net interest income increased 26% compared to the same period in 1999, due to strong commercial loan growth and increases in rates over the past three quarters on the Bank's floating rate portfolio, which is primarily tied to the prime rate.

The decline in the provision for loan losses in second quarter compared to second quarter last year, as mentioned above, was due primarily to improvement in credit quality indicators. Gross charged off loans for the year to date through June 2000 totaled $297,000 while recoveries for the period totaled $217,000, for an annualized net charge-off rate of .1% of total loans. This rate compares quite favorably to the annualized charge-off rate of .56% for the first half of 1999. The total provision for loan losses for the year to date was $625,000 compared to last year to date through June of $424,000, primarily due to loan growth earlier this year.

Non-interest income increased 6% in second quarter 2000 to $837,000 compared to $788,000 in the same period in 1999. With the growth in demand deposits, service charge income, including overdraft charges, improved 13%. The international department of the Bank realized an increase in fee income of 9%, comparing the current quarter with second quarter 1999, as a result of higher transaction volume. Total international fee income for the year to date was $720,000, a 17% increase over last year to date. While there were no sales of SBA-guaranteed loans to date in 2000, there was a gain recognized in first quarter 1999 of $79,000. Net losses from sales of investment securities totaled $54,000 to date in 2000, while net losses for the second quarter in 1999 were $5,000. Without these loan and investment sales, non-interest income would have increased 22% in the second quarter of 2000 compared to the same period last year.

For second quarter 2000, non-interest expenses were only 2% higher than second quarter last year, showing marked improvement in containing what have been overhead costs. For the year to date, non-interest expenses increased 8% over last year to date. In past years, the rate of increase in non-interest expenses from year to year has been in the double digits. In second quarter of this year, salaries and benefits increased 9% over second quarter last year while equipment and occupancy costs were flat. Additionally, comparing second quarter 2000 with second quarter 1999, other non-interest expenses declined by 5%. Specific expense categories that decreased during the comparable second quarters included: data processing costs, resulting from contract renewal savings, other professional fees, due to additional information technology consulting costs in 1999 resulting from Year 2000 costs, other real estate owned expenses related to a property liquidated in 1999, and various miscellaneous expenses primarily related to the operation of the Asian Banking Center which were also higher in 1999 than this year. For the year to date through June, the Company's efficiency ratio improved significantly to 60% from 68% for the same period last year, primarily due to the stronger net interest income this year, as well as the stabilization of overhead costs.

In June 2000, the Bank closed its East Marietta branch office in Cobb County and transferred remaining deposit relationships to its Vinings location. The Bank closed the office due to the inadequate generation of new business.

CashMart had a total net operating loss of $21,100 for the second quarter of 2000, of which 80%, or $16,900 was recorded as Summit Bank Corporation's portion. Revenues of the Company were negligible during the quarter because check cashing fees are being waived during the first few months of operation at each location to build transaction volume. Operating costs consisted mainly of personnel costs and lease payments on space and equipment.

Asset Quality

Non-performing assets were flat at $1.3 million at June 30, 2000 compared to the total at year-end 1999 and lower than the total of $3.2 million at June 30, 1999. Non-performing assets represented .74% of total loans and other real estate owned as of June 30, 2000 compared to .77% at December 31, 1999. Non-performing loans at June 30, 2000 consist of one fully guaranteed SBA credit for $54,000, and a real estate credit for $665,000. Subsequent to June 30, 2000, this credit was sold in July 2000, resulting in a loss of $5,000. Non-performing assets also included the premises that housed the East Marietta branch office until June 2000. The balance of $595,000 was reclassified as other real estate owned at the time of closure. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2000.

                              NON-PERFORMING ASSETS

                                                            June 30,       December 31,
(Dollars in thousands)                                       2000             1999
----------------------------------------------------------------------------------------

Loans on non-accrual
    SBA guaranteed                                          $   54           $  494
    Non-SBA guaranteed                                         665              795

Other real estate                                              595               --

Restructured loans - SBA guaranteed                             --               --

----------------------------------------------------------------------------------------
   Total non-performing assets                              $1,314           $1,289
========================================================================================

Loans 90 days past due and still accruing interest          $   --           $   --

Total non-performing assets as a
   percentage of total loans and ORE                           .74%             .77%

Loans 90 days past due and still accruing
   interest as a percentage of total loans                      --%              --%

The allowance for loan losses increased to $3,070,000 at June 30, 2000 from $2,525,000 at year-end 1999, an increase of 22%. The increase was primarily due to the growth in the loan portfolio. Loan losses have declined this year to date compared to the first six months of 1999, with gross charge-offs of $297,000 offset by recoveries of $217,000, resulting in a net annualized charge-off rate of .1% of average total loans. This is a strong improvement over the first six months of 1999, during which the net annualized charge-off rate was .56%. The allowance for loan losses represented 1.72% and 1.67%, respectively, of total loans outstanding at June 30, 2000 and December 31, 1999.

             ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT JUNE 30, 2000

     (In thousands)
     -------------------------------------------------------------------

       Allowance for loan losses at December 31, 1999             $2,525
     -------------------------------------------------------------------

       Charge-offs:
       Commercial, financial, and agricultural                       248
       SBA                                                            42
       Real estate                                                    --
       Installment loans to individuals                                7
     -------------------------------------------------------------------

       Total                                                         297
     -------------------------------------------------------------------
       Recoveries:
       Commercial, financial, and agricultural                        80
       SBA                                                           111
       Real estate                                                    --
       Installment loans to individuals                               26
     -------------------------------------------------------------------

       Total                                                         217
      ------------------------------------------------------------------

       Net charge-offs (recoveries)                                   80
     -------------------------------------------------------------------

     Provision for loan losses charged to income                     625
     -------------------------------------------------------------------
     Allowance for loan losses at June 30, 2000                   $3,070
     ===================================================================

Management regularly analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 2000 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has remained fairly stable since the end of 1999. At June 30, 2000, the Company's average net loan to average deposit ratio was 77%, up from 72% at year-end. Management also analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Additionally, the Bank has $25 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at June 30, 2000. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Stockholders' equity of the Company increased $1 million during second quarter 2000, to $24 million. This total also represented an increase of $832,000 at June 30, 1999. Offsetting normal earnings growth, the Company's capital decreased over the past twelve months as a result of the repurchase of common stock under the Company's stock repurchase plan.
Other comprehensive income declined as well during the trailing twelve months.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio increased to 8.2% at June 30, 2000 compared to 7.6% at year-end 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2000, the Bank had a risk-weighted total capital ratio of 12.9% and a Tier 1 risk-weighted capital ratio of 11.7% which compares favorably to year end 1999 ratios of 12.5% and 11.2%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual report on Form 10K.

PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings - Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         a)       Not Applicable

         b)       Not Applicable

         c)       Not Applicable

         d)       Not Applicable

ITEM 3.  Defaults Upon Senior Securities - Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The 2000 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 29, 2000. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 2000, for the primary purposes of electing seven members to the Board of Directors.

         Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term. Seven Class II Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2003: Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul C. Y. Chu, Howard H. L. Tai, and
         P. Carl Unger. All seven nominees were elected.

         Proxies for 87%, or 1,431,260 of the 1,655,263 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

                                             Votes                   Votes
          Director                           For                     Withheld
          --------                           ---                     --------
          Peter M. Cohen                     1,431,260                     0
          Donald R. Harkleroad               1,418,623                12,637
          Daniel T. Huang                    1,431,260                     0
          Shafik H. Ladha                    1,431,160                   100
          Paul C. Y. Chu                     1,431,260                     0
          Howard H. L. Tai                   1,431,260                     0
          P. Carl Unger                      1,300,072               130,188

         The following Class I and Class III directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., Pin Pin Chau, Gerald L. Allison, Jose Gonzalez, James S. Lai, Nack Paek, Carl L. Patrick, Jr., and David Yu.

         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2001 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than February 15, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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



                                    SUMMIT BANK CORPORATION

                                    BY:      /s/ Pin Pin Chau
                                       --------------------------------------
                                             Pin Pin Chau
                                             Chief Executive Officer



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

                                     DATE:   August 9, 2000
                                          -----------------------------------

                                INDEX TO EXHIBITS

Exhibit                                                                      Page
-------                                                                      ----
11.1              Statement Regarding Computation of Per Share Earnings       13

27.1              Financial Data Schedule (for SEC use only)                  14