Form 10-Q
period 2000-09-30
SUMMIT BANK CORP
filed 2000-11-09
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 205492

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

        Yes [X]                                                No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

              Class                         Outstanding at November 1, 2000
              -----                         -------------------------------
    Common Stock, $.0l par value                    1,647,063

                      The Exhibit Index Appears on Page 12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          September 30,        December 31,
(In thousands)                                                                 2000               1999
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                    $   12,594           $   16,721
Federal funds sold                                                              5,000               14,440
Interest-bearing deposits in other banks                                          264                  446
Investment securities available for sale, at fair value                        64,750               69,269
Other investments                                                               1,395                1,171
Loans, net of unearned income                                                 180,003              164,144
Loans held for sale                                                             3,834                3,575
Less:  allowance for loan losses                                               (3,136)              (2,525)
------------------------------------------------------------------------------------------------------------
       Net loans                                                              180,701              165,194
------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     3,255                4,351
Customers' acceptance liability                                                 1,633                2,030
Goodwill, net                                                                   1,644                1,708
Other assets                                                                    6,788                5,938
------------------------------------------------------------------------------------------------------------
       Total assets                                                        $  278,024           $  281,268
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                                             $   57,488           $   53,958
    Interest-bearing:
       Demand                                                                  40,580               44,310
       Savings                                                                  9,569                8,648
       Time, $100,000 and over                                                 52,974               53,498
       Other time                                                              62,372               72,527
------------------------------------------------------------------------------------------------------------
       Total deposits                                                         222,983              232,941
------------------------------------------------------------------------------------------------------------

Federal Home Loan Bank advance                                                 17,000               10,000
Other borrowed funds                                                            9,686               11,371
Acceptances outstanding                                                         1,633                2,030
Other liabilities                                                               1,901                2,111
------------------------------------------------------------------------------------------------------------
       Total liabilities                                                      253,203              258,453
------------------------------------------------------------------------------------------------------------

Minority interest in non-bank subsidiary                                           18                   29

STOCKHOLDERS' EQUITY:
Common stock                                                                       18                   18
Additional paid-in capital                                                     13,409               13,498
Retained earnings                                                              12,655               10,565
Accumulated other comprehensive loss                                           (1,279)              (1,295)
------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                              24,803               22,786
------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                          $  278,024           $  281,268
============================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                        Three months                      Nine months
                                                                     ended September 30,               ended September 30,
(Dollars in thousands, except share and per share amounts)         2000             1999              2000             1999
------------------------------------------------------------------------------------------------------------------------------
Interest income
     Loans, including fees                                      $     4,908      $     3,929      $    13,728      $    10,714
     Interest-bearing deposits in other banks                             5                3               12                8
     Federal funds sold                                                  24               39              216              243
     Investment securities                                              460              269            1,224            1,117
     Mortgage-backed securities                                         648              771            2,086            2,288
------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                         6,045            5,011           17,266           14,370
------------------------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                   805              522            2,215            1,526
     Other deposits                                                   1,179            1,110            3,390            3,510
     Federal Home Loan Bank advance                                     276              133              581              380
     Short-term borrowings and obligations under capital lease          135               88              393              203
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                        2,395            1,853            6,579            5,619
------------------------------------------------------------------------------------------------------------------------------

        Net interest income                                           3,650            3,158           10,687            8,751
Provision for loan losses                                               200              200              825              624
------------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses           3,450            2,958            9,862            8,127
------------------------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                            352              334            1,072              951
     SBA loan servicing fees                                             42               63              156              199
     Service charge income                                              131              126              418              359
     Non-sufficient funds charges                                       143              162              470              445
     Gains on sales of loans                                             78               --               78               79
     Net losses on sales of investment securities                       (74)            (122)            (128)            (127)
     Other                                                              187              113              676              400
------------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                       859              676            2,742            2,306
------------------------------------------------------------------------------------------------------------------------------

Non-interest expenses
     Salaries and employee benefits                                   1,369            1,241            3,961            3,648
     Equipment                                                          175              196              514              546
     Net occupancy                                                      217              203              634              583
     Other operating expenses                                           910              902            2,888            2,688
     Minority interest in non-bank subsidiary                            (6)              --              (11)              --
------------------------------------------------------------------------------------------------------------------------------
        Total non-interest expenses                                   2,665            2,542            7,986            7,465
------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                       1,644            1,092            4,618            2,968
------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                      582              387            1,634            1,048
------------------------------------------------------------------------------------------------------------------------------
     Net income                                                 $     1,062      $       705      $     2,984      $     1,920
------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                               $       .64      $       .42      $      1.80      $      1.11
Diluted net income per common share and
     common share equivalents                                   $       .64      $       .42      $      1.80      $      1.11
------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                       1,653,382        1,701,045        1,654,625        1,732,844
Weighted-average shares outstanding - diluted                     1,653,382        1,701,045        1,654,625        1,732,844
------------------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                             $       .18      $       .12      $       .54      $       .35
==============================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                     Nine months
                                                                                  ended September 30,
                                                                           -------------------------------
(In thousands)                                                                2000                 1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                 $    2,984           $    1,920
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment                        362                  384
   Net amortization of premiums on investment securities                          193                  511
   Amortization of goodwill                                                        64                   64
   Provision for loan losses                                                      825                  624
   Proceeds from sales of loans                                                 1,670                1,419
   Gains on sales of loans                                                        (78)                 (79)
   Losses on sales of other real estate owned                                      --                   21
   Net losses on sales of investment securities                                   128                  127
Changes in other assets and liabilities:
   Net (increase) decrease in loans held for sale                                (259)                 557
   (Increase) decrease in other assets                                           (277)               1,339
   (Decrease) increase in other liabilities                                      (210)                 132
----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                    5,402                7,019
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities                                  --               27,297
Principal collections on investment securities                                  4,814               15,345
Proceeds from sales of investment securities                                    9,973               15,017
Purchases of investment securities available for sale                         (10,775)             (32,268)
Loans made to customers, net of principal collected on loans                  (17,665)             (33,831)
Proceeds from sales of premises                                                   824                   --
Purchases of premises and equipment                                              (685)                (196)
----------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                      (13,514)              (8,636)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                       721                4,065
Net decrease in time deposits                                                 (10,679)             (12,081)
Purchase of treasury shares                                                       (89)              (2,039)
Dividends paid                                                                   (894)                (593)
Net increase in borrowed funds                                                  5,315                3,072
Net decrease in minority interest in non-bank subsidiary                          (11)                  --
----------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                       (5,637)              (7,576)
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (13,749)              (9,193)
Cash and cash equivalents at beginning of period                               31,607               21,440
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $   17,858           $   12,247
==========================================================================================================
Supplemental disclosures of cash paid during the period:
   Interest                                                                $    6,742           $    5,836
   Income taxes                                                            $    2,462           $      977
Supplemental disclosures of noncash investing activities:
   Transfer of branch office to other real estate owned                    $      595                   --
==========================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

      Summit Bank Corporation (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

      During 1999, the Company invested $120,000 in a newly created subsidiary, CashMart, Inc. ("CashMart"), a check cashing company. In the first quarter of 2000, the Company received regulatory approval for and began operation of the subsidiary. CashMart's business plan is to provide payroll check cashing services through several locations throughout metropolitan Atlanta. CashMart generates revenues from fees charged to customers for cashing payroll checks. The subsidiary currently operates from three locations in metropolitan Atlanta, occupying leased space inside convenience stores. CashMart's operations are wholly separate and apart from the Bank's operations.

2.    ACCOUNTING POLICIES

      We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.    COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. The total comprehensive income for the nine months ended September 30, 2000 was $3,000,000 compared to $827,000 for the nine months ended September 30, 1999. The total comprehensive income for the three months ended September 30, 2000 was $1,404,000 compared to a total comprehensive income of $641,000 for the three months ended September 30, 1999.

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

Performance Overview

The Company reported net income of $1,062,000 for the third quarter of 2000, compared to $705,000 in the third quarter of 1999. The 51% increase was attributed to strong interest margins and containment of operating costs. The net interest margin was 5.71% through September 2000 compared to 5.01% through September 1999, due primarily to continued loan growth. Average total loans in the third quarter of 2000 were $182 million compared to $159 million in the third quarter of 1999. In addition to deposit growth, the Company sold loans and investments in the third quarter to fund loan growth which contributed to other income when compared to the same period last year. More details of these sales are discussed below. Non-interest expenses only increased 5% to $2.6 million in third quarter 2000 compared to the same quarter in 1999. Net earnings per share for third quarter 2000 were $.64 (basic and diluted) compared to $.42 (basic and diluted) for third quarter 1999.

Net earnings for the nine months ended September 30, 2000 were $2,984,000, a 55% increase over net earnings of $1,920,000 through September 1999. Net earnings per share for year to date 2000 were $1.80 (basic and diluted) compared to $1.11 (basic and diluted) for the same period in 1999. Consistent with the current quarter, loan growth was also the main contributing factor in the strong earnings increase over last year. While non-interest expenses increased 7% during 2000 compared to the first nine months of 1999, this increase was largely offset by higher non-interest income. The annualized return on average stockholders' equity for the 2000 nine-month period was 17.1% versus 10.8% for the 1999 nine-month period, and the return on average assets was 1.4% compared to 1.0% in 1999. Book value per share was $15.04 at September 30, 2000 compared to $13.76 at December 31, 1999 and $13.61 at September 30, 1999. In third quarter 2000, the Company paid a cash dividend of $.18 per share compared to $.12 per share for the same period last year.

Total assets at September 30, 2000 were $278 million compared to $256 million at September 30, 1999, an increase of 8%, although a slight decline from December 31, 1999. Total assets at December 31, 1999 included higher cash and federal funds sold levels than normal for liquidity purposes in preparation for the century date change. The excess funds were reduced in January 2000. The twelve-month increase in assets was largely due to growth in the loan portfolio during that period. Total loans at the end of the current quarter were $184 million, reflecting a net increase of 3%, or $6 million, during the third quarter of 2000 and a net increase of 12%, or $20 million, during the past twelve months. This increase was net of $1.6 million in sales of Small Business Administration ("SBA") loans. In addition to normal principal paydowns on mortgage-backed securities, the Company sold $3.7 million of securities to fund loan growth, as previously mentioned. At September 30, 2000, investment securities totaled $66 million.

Total deposits have grown $12 million, or 6%, during the last twelve months, and $3 million, or 1%, during the current quarter. Increases in time deposit balances more than offset a $2.7 million decline in non-interest-bearing deposits during third quarter 2000. However, non-interest-bearing demand deposits were $57 million at September 30, 2000 compared to $50 million at September 30, 1999. Average non-interest-bearing demand deposits for the year to date represent over 26% of total deposits, a ratio that is considerably higher than the Bank's peers. Due to the slower growth rate in deposits than loans, the Bank increased its other borrowing position with the Federal Home Loan Bank. Total advances at September 30, 2000 were $17 million compared to $10 million one year ago. These advances have various maturities, and the rates are comparable with time deposit rates currently paid by the Bank.

Net interest income increased 16%, or $500,000 in third quarter 2000, compared to third quarter 1999 to a total of $3.7 million. The increase was due to the increased volume of loans for the twelve months ended September 30,

2000. For the nine months ended September 30, 2000, net interest income increased 22% compared to the same period in 1999, also due to strong loan growth. Also related to this growth, the provision for loan losses for this year to date was higher than last year by $201,000, for a total provision this year of $825,000.

Non-interest income increased in third quarter 2000 to $859,000 compared to $676,000 in the same period in 1999. The primary reason for the increase was due to the change in net gains on sales of investment securities and SBA loans during the third quarters of 2000 and 1999. In the third quarter of last year, $122,000 in losses were recognized on sales of investment securities. During the current third quarter, the Bank recognized a net gain of $4,000 on asset sales - $78,000 in gains on sales of SBA loans and $74,000 in losses on sales of investment securities. The international department of the Bank posted stronger fee income of 5% in the current quarter compared with third quarter 1999, due to higher transaction volume. Total international fee income for the year to date was $1.1 million, a 13% increase over last year to date. There was no variance in total net gains and losses on asset sales for the year to date. Year to date non-interest income this year also included recoveries from a loan previously charged-off in conjunction with the acquisition of California Security Bank in 1998. These recoveries totaled $325,000.

Non-interest expenses during third quarter 2000 were only 5% higher than third quarter last year, as a result of management's continued efforts to control costs and improve the overhead efficiency ratio. The increase was mainly due to salaries and benefits costs, which increased 10% from third quarter last year. As the labor market continues to tighten, the Bank has experienced its effects in higher replacement salaries, adjustments to existing salaries to meet competition and recruitment fees (reported in other operating expenses.) Variances in equipment, occupancy and other operating expenses comparing the same quarters were minimal. For the year to date, non-interest expenses increased 7% over last year to date. In past years, the rate of increase in non-interest expenses from year to year has been in the double digits. Salaries and benefits for the year increased approximately $300,000, or 9%, also due to the tightening labor market. The number of employees on staff at September 30, 2000 compared to one year ago only increased by 2 to 103. For the year to date through September, the Company's efficiency ratio, defined as non-interest expenses divided by net interest income plus non-interest income, improved significantly to 59% from 68% for the same period last year. This was primarily due to the stronger net interest income this year, as well as the control of overhead costs.

In the third quarter of 2000, the Company announced a stock repurchase plan indicating that up to 3%, or 50,000, of the current outstanding shares would be purchased over the next twelve months. As of September 30, 2000, a total of 5,700 shares had been purchased under this plan at a cost of $89,200. Total shareholders' equity reflects repurchased shares as a reduction of additional paid in capital.

CashMart had a total net operating loss of $34,000 for the third quarter of 2000, of which 80%, or $27,000 was recorded as the Company's portion. Net losses for the year to date through September were $55,000, of which $44,000 was recorded as the Company's portion. Revenues of CashMart were negligible during the quarter due to low, albeit building, transaction volume. Operating costs consisted mainly of personnel costs and lease payments on space and equipment. The third location opened at the end of October 2000.

Asset Quality

Asset quality has improved significantly this year compared to prior years. Non-performing loans decreased to $295,000 at September 30, 2000 from $1.3 million at year-end 1999 and $1.7 million at September 30, 1999. Furthermore, 100% of the non-performing loans were fully guaranteed by the SBA. Total non-performing assets also included the premises that housed the East Marietta branch office until June 2000. The balance of $595,000 was reclassified as other real estate owned at the time of closure. Including this other real estate owned, total non-performing assets were $890,000 and represented .48% of total loans and other real estate owned as of September 30, 2000 compared to .77% at December 31, 1999. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2000.

                              NON-PERFORMING ASSETS

                                                            September 30,     December 31,
(Dollars in thousands)                                          2000             1999
------------------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                            $   295           $  494
     Non-SBA guaranteed                                             --              795

Other real estate                                                  595               --

Restructured loans  - SBA guaranteed                                --               --

------------------------------------------------------------------------------------------
    Total non-performing assets                                 $  890           $1,289
==========================================================================================

Loans 90 days past due and still accruing interest              $   --           $   --

Total non-performing assets as a
    percentage of total loans and ORE                              .48%             .77%

Loans 90 days past due and still accruing
    interest as a percentage of total loans                        --%              --%

The allowance for loan losses increased to $3,136,000 at September 30, 2000 from $2,525,000 at year-end 1999, an increase of 24%. The continued increase in the allowance for loan losses reflects continued growth in the loan portfolio and an overall concern regarding a general softening of the economy in the Company's market. Loan losses were lower this year compared to the first nine months of 1999, with gross charge-offs of $484,000 offset by recoveries of $270,000, resulting in a net annualized charge-off rate of .16% of average total loans. This is a strong improvement over the first nine months of 1999, during which the net annualized charge-off rate was .45%. The allowance for loan losses represented 1.71% and 1.67%, respectively, of total loans outstanding at September 30, 2000 and December 31, 1999.

           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 2000

         (In thousands)
         ------------------------------------------------------------------------
         Allowance for loan losses at December 31, 1999                    $2,525

         ------------------------------------------------------------------------
            Charge-offs:
            Commercial, financial, and agricultural                           386
            SBA                                                                91
            Real estate                                                        --
            Installment loans to individuals                                    7
         ------------------------------------------------------------------------

            Total                                                             484
         ------------------------------------------------------------------------
            Recoveries:
            Commercial, financial, and agricultural                           118
            SBA                                                               124
            Real estate                                                        --
            Installment loans to individuals                                   28

         ------------------------------------------------------------------------

            Total                                                             270
         ------------------------------------------------------------------------

            Net charge-offs                                                   214
         ------------------------------------------------------------------------

          Provision for loan losses charged to income                         825
         ------------------------------------------------------------------------

          Allowance for loan losses at September 30, 2000                  $3,136
         ------------------------------------------------------------------------

Management regularly analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 2000 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional increases to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has decreased in the past few months as the growth rate for loans has exceeded that of deposits. At September 30, 2000, the Company's average net loan to average deposit ratio was 79%, up from 72% at year-end. The loan to deposit ratio at September 30, 2000 was 81% compared to 77% at September 30, 1999. The Bank has $25 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $17 million was being utilized at September 30, 2000, up from $10 million at June 30, 2000. A total of $5.3 million in investment securities and SBA loans were sold in September to fund higher yielding loans. Management also analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that no potential shortfall exists. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $1 million during third quarter 2000, to $25 million. This total also represented an increase of $2 million from equity at September 30, 1999. The increase was due to normal earnings growth since the amount to date of the repurchase of common stock under the Company's current stock repurchase plan was minimal. Other comprehensive income increased as well due to earnings during the trailing twelve months.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3% and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio increased to 8.4% at September 30, 2000 compared to 7.6% at year-end 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2000, the Bank had a risk-weighted total capital ratio of 12.9% and a Tier 1 risk-weighted capital ratio of 11.7% which compares favorably to year end 1999 ratios of 12.5% and 11.2%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual report on Form 10K.

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

                                    SUMMIT BANK CORPORATION



                                    BY:      /s/ Pin Pin Chau
                                       ----------------------------------------
                                             Pin Pin Chau
                                             Chief Executive Officer



                                    BY:      /s/ Gary K. McClung
                                       ----------------------------------------
                                             Gary K. McClung
                                             Executive Vice President
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                              DATE:          November 9, 2000
                                    -------------------------------------------

                               INDEX TO EXHIBITS

Exhibit                                                                             Page
-------                                                                             ----
11.1                Statement Regarding Computation of Per Share Earnings             13

27.1                Financial Data Schedule (for SEC use only).                       14