Form 10-K
period 2000-12-31
SUMMIT BANK CORP
filed 2001-04-02
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2001, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $19,541,797, as determined by the most recent trades of registrant's Common Stock known to the registrant, which were executed at a price of $15.75 per share, the quoted purchase price for the Common Stock on the Nasdaq National Stock Market on March 15, 2001. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

     As of March 15, 2001, there were 1,976,033 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto. Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2001 Annual Shareholders' Meeting.

                             SUMMIT BANK CORPORATION
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                           PAGE
                                                             ---------------------------------
                                                             FORM       ANNUAL         PROXY
                                                             10-K       REPORT       STATEMENT
                                                             ----       ------       ---------

                                          PART 1.

ITEM 1.   Business                                            3
          (a)Overview                                         3
          (b)Banking Services                                 4
          (c)Locations and Service Areas                      5
          (d)Asian-American Market                            5
          (e)International Services Market                    6
          (f)New Company Subsidiary                           6
          (g)Supervision and Regulation                       6
          (h)Competition                                     13
          (i)Fiscal and Monetary Policy                      13
          (j)Employees                                       13
ITEM 2.   Properties                                         14
ITEM 3.   Legal Proceedings                                  15
ITEM 4.   Submission of Matters to a Vote of
          Security Holders                                   15

                                          PART II.

ITEM 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                    16
ITEM 6.   Selected Financial Data                            17
ITEM 7.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  10
ITEM 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                              19
ITEM 8.   Financial Statements and Supplementary
          Data                                                           21
ITEM 9.   Not Applicable                                     18

                                         PART III.

ITEM 10.  Directors and Executive Officers of the
          Registrant                                                                    2
ITEM 11.  Executive Compensation                                                        9
ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management                                           7,14
ITEM 13.  Certain Relationships and Related
          Transactions                                                                  6

                                         PART IV.

ITEM 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K                  20

SIGNATURES                                                    22

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

Actual results may differ materially from the results anticipated in forward-looking statements in our Form 10-K due to a variety of factors including, without limitation:

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

                                     PART 1.

ITEM 1.  BUSINESS

OVERVIEW

Summit Bank Corporation was organized as a Georgia corporation on October 15, 1986, primarily to become a bank holding company by acquiring all the common stock of The Summit National Bank (the "Bank") upon its formation. The Bank commenced business on March 10, 1988, and the Company's primary activity since then has been the ownership and operation of the Bank.

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and three branch offices, all of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fourth branch office was added on June 30, 1998 with the Bank's acquisition of California Security Bank ("CSB") in San Jose, California. The Bank's fourth office is in an ethnic community of San Jose that is very similar to part of the Bank's Atlanta primary service area. In June, 2000, the Bank closed a location in Atlanta and consolidated its accounts with another branch office. The Bank seeks to serve four principal markets:

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

In addition to deposit and loan services, the Bank's other domestic services include 24-hour multi-lingual telephone banking, Internet banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the STAR and CIRRUS ATM networks. These ATM networks are used by Bank customers in major cities throughout Georgia and California and in various other cities in the United States and worldwide. The ATM located at the Asian Banking Center branch location also offers multi-lingual screens for Asian-speaking patrons. The Bank offers both VISA and MasterCard credit cards to its customers through a third party vendor.

The Bank's international banking services include inbound and outbound international funds transfers, foreign collections, and import and export letters of credit. The Bank also issues bankers acceptances. The Bank issues drafts or bills of exchange to facilitate international trade and funds are available only after the Bank completes a diligent credit review process. In addition, the Bank offers private banking services to qualified foreign individuals and corporations establishing business operations in Atlanta. These specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and personal lines of credit (including credit card services).

In addition, the Bank's private banking group assists executives living in the United States with personal banking services that support international business objectives. These services include introductions to correspondent financial services as well as to the Company's general business contacts in international trade markets. The Bank's customers also may invest in equity stocks and mutual funds through an arrangement with a third party brokerage firm, giving customers more flexibility in their investment options.

The Bank does not offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

LOCATIONS AND SERVICE AREAS

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341. The main office is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in DeKalb County. The Bank owns an 18,000 square foot office building which houses a 6,000 square foot branch facility at 3490 Shallowford Road, Chamblee, DeKalb County, Georgia. The remaining 12,000 square feet of office space is leased to unaffiliated parties. The Bank leases a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings. The Bank owns a 4,560 square foot building on approximately 1.2 acres located at 595 Franklin Road, Marietta, Georgia which served as the East Marietta branch office until June 2000. Management decided to close this office and consolidate the East Marietta relationships with the Vinings location. Efforts are currently under way to sell this property. The Bank owned a 7,700 square foot building on approximately 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. The building was sold in February 2000, and the Bank leased back approximately 2,500 square feet as a branch facility. The Bank leases 8,142 square feet at 1694 Tully Road, San Jose, California which is the Bank's fourth branch location.

One of the Bank's two primary service areas covers a section of North Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. This area is crossed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads to the East, and Interstate 75 to the West. A second primary service area covers the city of San Jose, California. San Jose is located in the south San Francisco bay area and is crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280.

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

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of both Asian- and Latin-Americans. The population of Latin-Americans in Atlanta has been growing rapidly during the past few years and is also one of the Bank's target markets. At year-end 2000, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base.

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

The Bank has employed, and will continue to employ, personnel with additional language skills and first-hand knowledge of the communities to be served. Management believes that language ability and cultural sensitivity, combined with accessibility to senior management, enhances the Bank's competitive position in its market.

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

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 2000, there was $490,000 outstanding under such facilities.

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

NEW COMPANY SUBSIDIARY

In September 1999, the Company formed a subsidiary, CashMart, Inc., of which the Company owns 80% of the outstanding common stock. The Federal Reserve Bank approved the Company's notice of its intent to engage in check cashing services and the sale of money orders and prepaid telephone cards prior to commencement of these operations. The subsidiary provides payroll check-cashing services to individuals in Atlanta who may not have the credit quality needed for accounts at financial institutions. The primary types of checks cashed are payroll checks, and the primary source of income for the business is a fee deducted from each check processed. The subsidiary began business operations in March 2000. CashMart, Inc. currently operates at three locations in the Atlanta metro area.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -        acquiring all or substantially all of the assets of any bank;
                  or

         -        merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        the bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        Banking or managing or controlling banks; and

         - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        Factoring accounts receivable;

         - Making, acquiring, brokering or servicing loans and usual related activities;

         -        Leasing personal or real property;

         - Operating a non-bank depository institution, such as a savings association;

         -        Trust company functions;

         -        Financial and investment advisory activities;

         -        Conducting discount securities brokerage activities;

         - Underwriting and dealing in government obligations and money market instruments;

         - Providing specified management consulting and counseling activities;

         - Performing selected data processing services and support services;

         - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are greater than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 13.9% and our ratio of Tier 1 Capital to risk-weighted assets was 12.6%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 8.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--The Bank--Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        a bank's loans or extensions of credit to affiliates;

         -        a bank's investment in affiliates;

         - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

COMPETITION

The banking business is highly competitive, particularly in the metropolitan areas served by the Bank. In one or more aspects of their businesses, the Company and the Bank compete with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking companies operating in the metropolitan Atlanta area, the San Jose area and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer services, such as trust services, that the Company and the Bank do not provide. The Bank has employees fluent in over 20 foreign languages including Mandarin, Cantonese, Korean, Vietnamese, German, French, and Spanish which enhances the Bank's ability to compete in target markets.

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

EMPLOYEES

As of March 15, 2001, the Company and the Bank had 108 full-time equivalent employees. Management does not anticipate additional hiring in 2001, except to support normal growth of business. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

ITEM 2.  PROPERTIES

MAIN OFFICE

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has a lease for 25,801 square feet on the main and third floors of the building. The lease provided base rental at $14.25 per square foot per annum during the term of the lease and rights to extend its occupancy of the leased space twice, for one additional year each, at a base rate of $14.50 per square foot per annum. The initial term of the lease expired in December 1998, and the lease was extended to December 2000. Including escalations, the rent per square foot during 2000 was $16.92. An extension to the lease, effective January 1, 2001 has an initial base rate of $17.25 per square foot per year on 21,729 square feet. An additional 4,072 square feet has a base rate of $19.25 per square foot per year. The first floor space, which includes the main branch, contains 8,941 square feet of space with six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The term under the new extension is from January 1, 2001 through December 31, 2010 for the first floor space. The third floor space houses the international department, personnel department, the operations department, information technology, training, check processing, and the administration offices for a total of 16,860 square feet. The term under the new extension is from January 1, 2001 through December 31, 2007 for the third floor space.

ASIAN BANKING CENTER

The Bank owns an office building containing 18,000 square feet of space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Bank currently utilizes 6,000 square feet of space in the building for a branch office. The Bank currently has leased approximately 12,000 square feet, including common areas, to other tenants which leases provide base rental rates from $14.07 to $15.71 per square foot per annum. This building was built and owned by the Company until October 1999 when the Company transferred it to the Bank as a contribution to capital. The Company's total cost was $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

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

PEACHTREE CORNERS

In February 2000, the Bank sold a two-story 7,700 square foot building, which it had owned since August 1996, to an unaffiliated party and currently leases approximately 2,500 square feet of this building for a branch office. The building sits on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. This office has six teller stations, one drive-up window, one drive-in lane, two offices for a lending officer and branch management on the ground floor as well as a drive-through ATM. The term of the lease is five years at a base rent of $10.00 per square foot per year and includes three options to extend the lease for five years each at the same base rate.

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

EAST MARIETTA

The Bank also owns a 4,560 square foot building situated on 1.2 acres located at 595 Franklin Road, Marietta, Georgia. This building housed a branch office from May 1996 until June 2000 when the branch was closed due to insufficient growth. The building is currently listed on the market and is classified as Other Real Estate on the Bank's balance sheet.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has three market makers for shares of its common stock. The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". All sales and purchases of shares of the common stock known to the Company were made through the three market makers. As of March 15, 2001, the quoted purchase price for the Company's shares was $15.75 per share. There were approximately 341 holders of record of the Company's Common Stock at March 15, 2001.

The Company began paying quarterly cash dividends in 1995 and paid a total of $.28 per share in that year. The Company paid a total of $.52 and $.72 per share in cash dividends in 1999 and 2000, respectively. Although the Company currently plans to continue paying cash dividends on a quarterly basis, Summit's dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 10, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report of Shareholders which is incorporated by reference herein.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. The OCC also may enjoin a national bank from engaging in an unsafe or unsound practice, which may include the payment of a dividend under certain circumstances. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank declared and paid cash dividends of $5.2 million to the Company in 2000. Of this amount, $4 million was a special dividend paid in December 2000 in anticipation of a possible Bank acquisition. Subsequent to 2000, the prospects for that acquisition ceased. The Board of the Company approved returning up to $3.5 million of these funds to the Bank subsidiary in the form of a capital injection. The Bank's 2001 net earnings are entirely available for dividends to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances. Share and per share amounts for all years are adjusted for a 20% stock dividend paid February 16, 2001.

(Dollars in thousands, except per share data)                     As of December 31,

Balance Sheet Data                               2000        1999        1998        1997        1996
------------------                             --------    --------    --------    --------    --------
Total assets                                   $283,403    $281,267     263,161    $180,296    $154,248
Investment securities                            59,402      70,440      96,101      63,962      38,584
Loans                                           190,354     167,719     133,496      98,892      85,808
Allowance for loan losses                         3,141       2,525       2,336       1,468       1,931
Deposits                                        239,274     232,941     218,647     144,795     132,899
Federal Home Loan Bank advances                  10,000      10,000      10,000      10,000       1,000
Other borrowed funds                              4,809      11,371       5,987       2,756         657
Stockholders' equity                             25,950      22,786      24,505      19,778      16,936

                                                                      Year Ended December 31,

Statement of Income Data                            1999          1998          1997          1996          1995
------------------------                         ----------    ----------    ----------    ----------    ----------
Interest income                                  $   23,347    $   19,744    $   17,253    $   13,475    $   11,356
Interest expense                                      9,078         7,742         7,309         5,470         4,520
Net interest income                                  14,269        12,002         9,944         8,005         6,836
Provision for loan losses                             1,250           899           455           540           404
Net interest income after
  provision for loan losses                          13,019        11,103         9,489         7,465         6,432
Non-interest income                                   3,530         3,326         3,575         3,460         3,361
Non-interest expenses                                10,692        10,215         8,792         7,156         6,411
Income tax expense                                    2,070         1,489         1,503         1,319         1,174
Net income                                       $    3,787    $    2,725    $    2,769    $    2,450    $    2,208

Per Share Data
--------------
Book value per share at year end                 $    13.76    $    13.76    $    13.68    $    13.28    $    12.03
Basic earnings per share                               1.91          1.33          1.30          1.42          1.31
Diluted earnings per share                             1.91          1.33          1.28          1.25          1.19
Weighted-average shares outstanding - basic       1,983,611     2,055,982     2,127,612     1,723,228     1,689,226
Weighted-average shares outstanding - diluted     1,983,611     2,055,982     2,165,794     1,959,103     1,855,598
Dividends declared                               $      .72    $      .52    $      .39    $      .35    $      .31
Dividend payout ratio                                 32.70%        32.70%        25.00%        20.47%        19.75%

Ratios
------
Return on average assets                               1.35%         1.04%         1.24%         1.47%         1.59%
Return on average equity                              15.94%        11.60%        11.89%        13.36%        13.80%
Average equity/average assets                          8.49%         8.98%        10.47%        11.03%        11.53%
Net interest margin                                    5.67%         5.07%         4.90%         5.26%         5.44%
Non-performing assets/total loans
  and other real estate                                1.06%          .77%         2.70%         1.80%         1.07%
Allowance for loan losses/total loans                  1.65%         1.51%         1.75%         1.48%         2.25%
Non-interest expense/net
  interest income and non-interest income             60.07%        66.65%        65.03%        62.42%        62.87%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the 2000 Annual Shareholders' Report -- See Cross Reference Index on page 2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the 2000 Annual Shareholders' Report -- See Cross Reference Index on page 2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 2000 Annual Shareholders' Report -- See Cross Reference Index on page 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Definitive Proxy Statement for the 2001 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Definitive Proxy Statement for the 2001 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Definitive Proxy Statement for the 2001 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Definitive Proxy Statement for the 2001 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

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

         3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The Company's SEC file number for exhibits incorporated by reference is C-21267.

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

 10.2a            Fifth Amendent to Lease Agreement (referenced in Exhibit
                  10.2), dated March 13, 2000, between The Realty Associates
                  Fund IV, L.P., successor in interest to Baker Dennard Co.,
                  Lessor, and Summit National Bank, Lessee (Main office).

 10.2b            Sixth Amendent to Lease Agreement (referenced in Exhibit
                  10.2), dated January 4, 2001 between The Realty Associates
                  Fund IV, L.P., successor in interest to Baker Dennard Co,
                  Lessor, and Summit National Bank, Lessee (Main office).

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

 10.8             Lease agreement dated August 18, 1999, between Borrett, Inc.,
                  Lessor and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.) (San
                  Jose office).

 10.9 Agreement to sell real estate dated November 17, 1999 between The Summit National Bank and Three Rivers Land Development,
                  L.L.C. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999.)

10.10             Lease agreement dated February 4, 2000, between Three Rivers
                  Land Development, L.L.C., Lessor and The Summit National Bank,
                  Lessee (Peachtree Corners office).

 11.1             Statement Regarding Computation of Per Share Earnings

 13.1             Annual Report to Shareholders

 21.1 Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

 23.1             Consent of Independent Public Accountants

* Denotes a management contract, compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of 2000.

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

                                       Date March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Pin Pin Chau                        Director, Chief                     Dated: March 28, 2001
-----------------------------------     Executive Officer
            Pin Pin Chau

/s/ David Yu                            Director, President                 Dated: March 28, 2001
-----------------------------------
              David Yu

/s/ Gary K. McClung                     Principal Financial Officer,        Dated: March 24, 2001
-----------------------------------     Principal Accounting
          Gary K. McClung               Officer, Secretary


/s/ James S. Lai                        Director, Chairman                  Dated: March 23, 2001
-----------------------------------     of the Board
            James S. Lai

/s/ P. Carl Unger                       Director, Vice Chairman             Dated: March 24, 2001
-----------------------------------     of the Board
           P. Carl Unger

/s/ Gerald L. Allison                   Director                            Dated: March 23, 2001
-----------------------------------
        Gerald L. Allison

/s/ Aaron I. Alembik                    Director                            Dated: March 23, 2001
-----------------------------------
         Aaron I. Alembik

                                        Director                            Dated:
-----------------------------------
           Paul C.Y. Chu

/s/ Peter M. Cohen                      Director                            Dated: March 26, 2001
-----------------------------------
          Peter M. Cohen

/s/ Jose I. Gonzalez                    Director                            Dated: March 26, 2001
-----------------------------------
         Jose I. Gonzalez

/s/ Jack N. Halpern                     Director                            Dated: March 23, 2001
-----------------------------------
          Jack N. Halpern


/s/ Donald R. Harkleroad                Director                            Dated: March 26, 2001
-----------------------------------
        Donald R. Harkleroad



/s/ Daniel T. Huang                     Director                            Dated: March 26, 2001
-----------------------------------
          Daniel T. Huang

/s/ Shafik H. Ladha                     Director                            Dated: March 27, 2001
-----------------------------------
          Shafik H. Ladha

/s/ Sion Nyen Lai                       Director                            Dated: March 26, 2001
-----------------------------------
      Sion Nyen (Francis) Lai

/s/ Shih Chien Lo                       Director                            Dated: March 26, 2001
-----------------------------------
      Shih Chien (Raymond) Lo

/s/ Nack Paek                           Director                            Dated: March 23, 2001
-----------------------------------
            Nack Paek

/s/ Carl L. Patrick, Jr.                Director                            Dated: March 23, 2001
-----------------------------------
       Carl L. Patrick, Jr.

/s/ W. Clayton Sparrow, Jr.             Director                            Dated: March 23, 2001
-----------------------------------
      W. Clayton Sparrow, Jr.

/s/ Howard H. L. Tai                    Director                            Dated: March 24, 2001
-----------------------------------
         Howard H. L. Tai

                                INDEX TO EXHIBITS

Exhibit
    Number                               Description

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

  10.1            Summit Bank Corporation 1998 Stock Incentive Plan, as of
                  February 23, 1998_ (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998).

  10.2            Lease Agreement dated December 3, 1993, between Baker Dennard
                  Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

  10.2a           Fifth Amendent to Lease Agreement (referenced in Exhibit
                  10.2), dated March 13, 2000, between The Realty Associates
                  Fund IV, L.P., successor in interest to Baker Dennard Co.,
                  Lessor, and Summit National Bank, Lessee (Main office).

  10.2b           Sixth Amendent to Lease Agreement (referenced in Exhibit
                  10.2), dated January 4, 2001 between The Realty Associates
                  Fund IV, L.P., successor in interest to Baker Dennard Co,
                  Lessor, and Summit National Bank, Lessee (Main office).

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

  10.8            Lease agreement dated August 18, 1999, between Borrett, Inc.,
                  Lessor and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.) (San
                  Jose office).

  10.9 Agreement to sell real estate dated November 17, 1999 between The Summit National Bank and Three Rivers Land Development,
                  L.L.C. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999.)

 10.10            Lease agreement dated February 4, 2000, between Three Rivers
                  Land Development, L.L.C., Lessor and The Summit National Bank,
                  Lessee (Peachtree Corners office).

  11.1            Statement Regarding Computation of Per Share Earnings                         25

  13.1            Annual Report to Shareholders                                                 26

  21.1 Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

  23.1            Consent of Independent Public Accountants