Form 10-Q
period 2001-03-31
SUMMIT BANK CORP
filed 2001-05-11
CIK 820067

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 205492

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                          Yes  X                 No
                              ---                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                  Class                       Outstanding at May 1, 2001
                  -----                       --------------------------
  Common Stock. $.0l par value                     1,975,723

                      The Exhibit Index Appears on Page 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                       March 31,               December 31,
(In thousands)                                                            2001                     2000
----------------------------------------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                                              $      12,750             $      16,341
Federal funds sold                                                          25,000                     7,100
Interest-bearing deposits in other banks                                       421                       129
Investment securities available for sale, at fair value                     82,231                    57,917
Other investments                                                            6,833                     1,485
Loans, net of unearned income                                              186,309                   184,572
Loans held for sale                                                          4,777                     5,782
Less:  allowance for loan losses                                            (3,046)                   (3,141)
----------------------------------------------------------------------------------------------------------------
       Net loans                                                           188,040                   187,213
----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                  3,145                     3,247
Customers' acceptance liability                                              2,173                     1,740
Goodwill, net                                                                1,599                     1,622
Other assets                                                                 6,384                     6,609
----------------------------------------------------------------------------------------------------------------
       Total assets                                                  $     328,576             $     283,403
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand                                       $      62,760             $      60,727
    Interest-bearing:
       Demand                                                               43,046                    43,276
       Savings                                                               9,853                     9,251
       Time, $100,000 and over                                              71,677                    56,368
       Other time                                                           92,684                    69,652
----------------------------------------------------------------------------------------------------------------
       Total deposits                                                      280,021                   239,274
----------------------------------------------------------------------------------------------------------------

Federal Home Loan Bank advances                                             10,000                    10,000
Other borrowed funds                                                         7,558                     4,809
Acceptances outstanding                                                      2,173                     1,740
Other liabilities                                                            2,060                     1,618
----------------------------------------------------------------------------------------------------------------
       Total liabilities                                                   301,812                   258,453
----------------------------------------------------------------------------------------------------------------

Minority interest in non-bank subsidiary                                       (12)                       12

STOCKHOLDERS' EQUITY:
Common stock                                                                    21                        20
Additional paid-in capital                                                  18,842                    19,254
Retained earnings                                                            8,109                     7,305
Accumulated other comprehensive loss                                          (196)                     (629)
----------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                           26,776                    25,950
----------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                    $     328,576             $     283,403
================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                                                Three months
                                                                               ended March 31,
                                                                         ----------------------------
(Dollars in thousands, except share and per share amounts)                  2001              2000
----------------------------------------------------------------------------------------------------------------

Interest income
     Loans, including fees                                               $    4,785       $    4,322
     Interest-bearing deposits in other banks                                     4                2
     Federal funds sold                                                         319              142
     Investment securities                                                      536              372
     Mortgage-backed securities                                                 598              701
----------------------------------------------------------------------------------------------------------------
        Total interest income                                                 6,242            5,575
----------------------------------------------------------------------------------------------------------------

Interest expense
     Time deposits, $100,000 and over                                         1,055              737
     Other deposits                                                           1,621            1,130
     Federal Home Loan Bank advances                                            151              149
     Short-term borrowings and obligation under capital lease                    73              118
----------------------------------------------------------------------------------------------------------------
        Total interest expense                                                2,900            2,133
----------------------------------------------------------------------------------------------------------------

        Net interest income                                                   3,342            3,442
Provision for loan losses                                                       200              425
----------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                   3,142            3,017
----------------------------------------------------------------------------------------------------------------

Non-interest income
     Fees for international banking services                                    313              377
     SBA loan servicing fees                                                     44               58
     Service charge income                                                      128              147
     Overdraft and NSF charges                                                  153              171
     Net loss on sales of investment securities                                  --             (15)
     Other                                                                      423              308
----------------------------------------------------------------------------------------------------------------
        Total non-interest income                                             1,061            1,046
----------------------------------------------------------------------------------------------------------------

Non-interest expense
     Salaries and employee benefits                                           1,417            1,286
     Equipment                                                                  288              162
     Net occupancy                                                              253              209
     Other operating expenses                                                 1,049            1,061
     Minority interest in non-bank subsidiary                                   (24)               1
----------------------------------------------------------------------------------------------------------------
        Total non-interest expense                                            2,983            2,718
----------------------------------------------------------------------------------------------------------------

     Income before income taxes                                               1,220            1,345
----------------------------------------------------------------------------------------------------------------
Income tax expense                                                              422              468
     Net income                                                          $      798       $      877
================================================================================================================
Basic net income per common share                                        $      .40       $      .44
Diluted net income per common share                                      $      .40       $      .44
Weighted-average common shares outstanding - basic                        1,977,027        1,986,316
Weighted-average common shares outstanding - diluted                      1,980,495        1,986,316
Dividends declared per common share                                      $      .18       $      .18
================================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Three months
                                                                                      ended March 31,
                                                                                -----------------------------
(In thousands)                                                                   2001                 2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                      $    798             $    877
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment                            251                  123
  Net amortization of premiums/discounts on investment securities                     51                   73
  Amortization of goodwill                                                            23                   22
  Provision for loan losses                                                          200                  425
  Net loss on sales of investment securities                                          --                   15
Changes in other assets and liabilities:
  Net decrease in loans held for sale                                              1,005                  301
  (Increase) decrease in other assets                                                (36)                 152
  Increase in other liabilities                                                      442                  515
-------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                        2,734                2,503
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale               4,500                   --
Principal collections on investment securities available for sale                    617                1,918
Proceeds from sales of investment securities available for sale                       --                2,974
Purchases of investment securities available for sale                            (28,782)              (4,554)
Purchases of investment securities held to maturity                               (5,354)                  --
Loans made to customers, net of principal collected on loans                      (2,032)              (4,478)
Proceeds from sales of premises and equipment                                         --                  824
Purchases of premises and equipment                                                 (149)                (100)
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                          (31,200)              (3,416)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Net increase in demand and savings deposits                                        2,405                2,596
Net increase (decrease) in time deposits                                          38,342               (8,180)
Purchase of treasury shares                                                          (49)                  --
Dividends paid                                                                      (356)                (298)
Net increase in borrowed funds                                                     2,749                  808
Net decrease in minority interest in non-bank subsidiary                             (24)                  (1)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               43,067               (5,075)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              14,601               (5,988)
Cash and cash equivalents at beginning of period                                  23,570               31,607
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 38,171             $ 25,619
==============================================================================================================
Supplemental disclosures of cash paid during the period:
  Interest                                                                      $  2,612             $  2,033
  Income taxes                                                                  $     --             $    860
==============================================================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

         Summit Bank Corporation (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

         During 1999, the Company invested $120,000 into a newly created subsidiary, CashMart, Inc. ("CashMart"), a check cashing company. In the first quarter of 2000, the Company received regulatory approval for and began operation of the subsidiary. CashMart's business plan was to provide payroll check cashing services through several locations throughout metropolitan Atlanta. CashMart generates revenues from fees charged to customers for cashing payroll checks. The subsidiary currently operates from three locations in metropolitan Atlanta, occupying leased space inside convenience stores. CashMart's operations are wholly separate and apart from the Bank's operations. This subsidiary will cease operations in the second quarter of 2001 as a result of lower than planned revenues from operations.

2.       ACCOUNTING POLICIES

         We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2001 was $1,231,000 compared to $268,000 for the three months ended March 31, 2000.

4.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the effective date of FASB Statement No. 133." SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the provisions of SFAS 133 did not have a significant impact on the consolidated financial statements of the Company.

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

The Company reported net income of $798,000 for the first quarter of 2001, compared to $877,000 in the first quarter of 2000. There were two primary factors contributing to the decline in earnings this year, mostly charges resulting from an acquisition attempt and losses of a non-bank subsidiary. Net earnings per share for first quarter 2001 were $.40 (basic and diluted), compared to $.44 for first quarter 2000. Last year's earnings per share are restated to reflect a February 2001 stock dividend. The stock dividend added approximately 330,000 shares to the total number of outstanding shares. The Company also has an ongoing stock repurchase plan that has reduced the number of outstanding shares by 3,000 shares since year-end 2000. The cost of the repurchased shares is reflected as a reduction to additional paid-in-capital in the stockholders' equity section of the balance sheet. While the balance sheet has grown significantly during the past twelve months, the changing interest rate environment and slowing economy have also had an impact on earnings of the Bank. This impact is reflected in the declining net interest margin, which was 4.64% through March 31, 2001, compared to 5.48% for the same period last year. The annualized return on average stockholders' equity for the 2001 three-month period was 12.2% versus 15.5% for the 2000 three-month period, and the return on average assets was 1.0% compared to 1.3% in 2000. Book value per share was $13.55 at March 31, 2001 compared to $13.11 at December 31, 2000 and $13.89 at March 31, 2000. In first quarter 2001, the Company paid a cash dividend of $.18 per share, matching the dividend for the same period last year. This quarter's cash dividend was paid subsequent to the stock dividend, reflecting a 20% increase in the total cash paid.

Total assets at March 31, 2001 were $329 million, an increase of 18%, or $51 million, during the last twelve months, and an increase of 16% from December 31, 2000. A declining stock market produced a strong influx of deposits, primarily time deposits, as customers reacted to the softening economy by locking in their rates for as much as two years. A significant portion of these funds were temporarily placed in federal funds sold until they can be redeployed into higher yielding assets. Thus, federal funds sold increased during first quarter 2001 to $25 million from $7.1 million at December 31, 2000. The slowing economy also produced softer loan demand. Additionally, a portion of the deposit funds were placed in the investment portfolio, increasing investment securities to $88 million from $56 million at December 31, 2000. Total loans at the end of the current quarter were $191 million, a slight increase from year-end and an increase of 11% during the past twelve months.

Total deposits were $280 million, up 17%, since December 31, 2000 and 23% since March 31, 2000. While the majority of these deposits were time deposits, thus higher-cost funds, the Company's non-interest-bearing demand deposits also grew 9%, or $5 million, during the past twelve months. As a result, demand deposits remained over 22% of total deposits at March 31, 2001. This ratio, while somewhat lower than historical for the Company, is quite strong compared to our peer group. Since December 31, 2000, demand deposits have increased $2 million, or 3%. The balance in accounts held under overnight repurchase agreements has also shown a positive growth rate over the past three months, increasing to $8 million at March 31, 2001 from $5 million at the end of 2000, although the ending total of overnight funds under repurchase agreements is $4 million below the balance at March 31, 2000 due to transfers into longer term instruments by several customers.

Net interest income decreased $100,000 compared to the first quarter of 2000 as the cost of new funds increased while lending rates fell. The cost of funds increased as a result of a larger percentage of time deposits to total deposits compared to one year ago. Through March 31, 2001 and 2000, net interest income was $3.3 million and $3.4 million, respectively. The prime rate fell 150 basis points during the first quarter of 2001, resulting in pressure on the net interest margin.

The provision for loan losses declined to $200,000 for the quarter ended March 31, 2001 compared to $425,000 for the quarter ended March 31, 2000 due primarily to slower loan growth and improvements in credit quality indicators. Gross charged off loans for the quarter ended March 31, 2001 totaled $328,000 while recoveries for the period totaled $33,000, for an annualized net charge-off rate of .61% of total loans. Although this rate is higher than the net recovery rate of .02% for first quarter 2000, a majority of the charged off amount in 2001 was due to one commercial loan totaling $263,000.

Non-interest income was flat in first quarter 2001 at $1.1 million compared to the same period in 2000. Both periods included recoveries related to loan losses pre-dating the acquisition of California Security Bank. The amounts of the recoveries were $306,000 and $183,000 in first quarter 2001 and 2000, respectively. The Bank's international department has felt the effect of a slowing economy in the form of fewer import and export transactions. International fee income declined to $313,000 for the current quarter from $377,000 during first quarter 2000. There were no sales of SBA-guaranteed loans in first quarter 2001 or in first quarter 2000. Last year through March, the Bank recognized a loss of $15,000 on sales of investment securities. There have been no sales of investment securities this year.

Non-interest expenses increased $265,000, or 10%, in the first quarter of 2001 compared to the same period last year. However, $125,000 of this increase was due to an impairment charge for the Company's non-banking subsidiary, CashMart, Inc. Additionally, the Company recognized $135,000 in legal fees associated with an attempt to acquire an Atlanta bank competitor. The attempt was not successful, and currently discussions with that competitor have ceased. In March 2001, the item processing function was brought in-house whereas previously it was performed by a third party vendor. While first quarter 2001 was not significantly impacted by this move, the effect on future non-interest expenses will be a large decrease in data processing expenses offset by higher equipment and salary costs related to this function. The net result is expected to lower costs associated with item processing. At the same time, the main office lease was renewed and an additional 4,072 square feet was leased to house the new item processing operation as well as the operations department. The space vacated by the operations department was renovated into a training facility for the Bank. Although occupancy costs increased as a result of these changes, the Bank has greatly improved its efficiencies and ability to provide employee training in a more conducive atmosphere. Other operating expenses were flat compared to last year through March. The Company's efficiency ratio for the three-month period of 2001 was high at 68% due to the impairment and legal charges explained above. Excluding these charges, the ratio would have been 62%, comparable to 61% for the same period last year.

During the first quarter, the Company evaluated the current and planned operations of CashMart and determined that the expected cash flows from that business were not adequate to recover the cost of the related premises and equipment used in the business. Accordingly, a charge of $125,000 was recorded in the first quarter to reflect this impairment. Subsequently, the Board of Directors approved a plan in April to cease the operations of CashMart. Additional charges of approximately $75,000 will be recorded in the second quarter of 2001 related to the closing of CashMart. Including the impairment charge, CashMart had a total net operating loss (after tax benefit) of $121,000 for the first quarter of 2001, of which $97,000 was recorded for Summit Bank Corporation's portion.

Asset Quality

Non-performing assets decreased to $1,736,000 at March 31, 2001 compared to $2,029,000 at year-end 2000. Although non-performing assets were higher than the level at March 31, 2000 of $1,156,000, the balance at March 31, 2001 includes $595,000 related to a branch location that was closed in June 2000. Non-performing assets represented .91% of total loans and other real estate owned as of March 31, 2001 compared to 1.06% at December 31, 2000. Non-performing loans, at $1.14 million at March 31, 2001, have decreased by 20% from year-end primarily due to the charge-off of the loan mentioned above. As a percentage of total loans, non-performing loans have decreased to .59% compared to .75% at December 31, 2001. Non-performing loans at March 31, 2001 consisted of four fully guaranteed SBA credits totaling $154,000, two real estate credits totaling $530,000, for which the Bank believes it is well secured, and two credits secured by business assets totaling $456,000 for which specific reserves have been established. There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2001.

                              NON-PERFORMING ASSETS

                                                                  March 31,       December 31,
(Dollars in thousands)                                              2001             2000
----------------------------------------------------------------------------------------------
Loans on non-accrual
     SBA guaranteed                                               $    154         $    300
     Non-SBA guaranteed                                                987            1,134
----------------------------------------------------------------------------------------------
Total Loans on non-accrual                                           1,141            1,434
Other real estate                                                      595              595
----------------------------------------------------------------------------------------------
    Total non-performing assets                                   $  1,736         $  2,029
==============================================================================================

Total non-performing assets as a
    percentage of total loans and ORE                                  .91%            1.06%
Total non-performing loans as a percentage of total loans              .59%             .75%

The allowance for loan losses decreased slightly to $3,046,000 at March 31, 2001 from $3,141,000 at year-end 2000. Two factors resulted in a reduction to the allowance for loan losses. First, the decrease was partially due to the charge-off of a previously identified credit in the amount of $263,000 taken during the quarter. Also, the Company sold a $352,000 credit that has a special allowance allocation of $89,000 at year-end 2000. This amount along with a first quarter provision of $200,000 provided an adequate allowance to meet slower first quarter new loan growth. Total gross charge-offs for first quarter were $328,000, offset by recoveries of $33,000, resulting in a net annualized charge off rate of .61% of average total loans. For the first quarter of 2000, the net annualized recovery rate was .02%, as recoveries exceeded charge offs during the quarter. The allowance for loan losses represented 1.59% and 1.65%, respectively, of total loans outstanding at March 31, 2001 and December 31, 2000.

               ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31,

         (In thousands)                                               2001                2000
         --------------------------------------------------------------------------------------
           Allowance for loan losses at December 31, 2000            $3,141              $2,525
         --------------------------------------------------------------------------------------

           Charge-offs:
           Commercial, financial, and agricultural                      273                 170
           SBA                                                           44                   4
           Real estate                                                   --                  --
           Installment loans to individuals                              11                  --
         --------------------------------------------------------------------------------------

           Total                                                        328                 174
         --------------------------------------------------------------------------------------

         Recoveries:
           Commercial, financial, and agricultural                        2                  69
           SBA                                                           20                  89
           Real estate                                                    9                  --
           Installment loans to individuals                               2                  24
         --------------------------------------------------------------------------------------

           Total                                                         33                 182
         --------------------------------------------------------------------------------------

           Net  charge-offs (recoveries)                                295                  (8)
         --------------------------------------------------------------------------------------

         Provision for loan losses charged to income                    200                 425
         --------------------------------------------------------------------------------------

         Allowance for loan losses at March 31, 2001                 $3,046              $2,958
         ======================================================================================

Management periodically analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at March 31, 2001 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity was high during the first quarter of 2001 due to the large increase in deposits. Consequently at March 31, 2001, the Company's average net loan to deposit ratio was 67%, compared to 77% at December 31, 2000. Management also analyzes the level of off-balance sheet assets, such as unfunded loan commitments and outstanding letters of credit, as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential liquidity shortfall does not arise. Additionally, the Bank has $25 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at March 31, 2001 and December 31, 2000. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $826,000 during first quarter 2001, to $27 million. This total also represented an increase of $3.8 million from March 31, 2000. The increase was attributed to normal earnings growth and a decrease in accumulated other comprehensive loss. The amount of repurchased common stock under the Company's current stock repurchase plan during the last twelve months was minimal. Other comprehensive income increased as well due to an improvement in the value of investment portfolio during this time period.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio remained stable at 7.1% at March 31, 2001 compared to 7.0% at year-end 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2001, the Bank had a risk-weighted total capital ratio of 11.8% and a Tier 1 risk-weighted capital ratio of 10.6% which compares favorably to year end 2000 ratios of 11.2% and 10.0%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related noted and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual report on Form 10K.

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



                                  SUMMIT BANK CORPORATION

                                  BY:    /s/ Pin Pin Chau
                                       -----------------------------------
                                         Pin Pin Chau
                                         Chief Executive Officer



                                  BY:    /s/ Gary K. McClung
                                       -----------------------------------
                                         Gary K. McClung
                                         Executive Vice President
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)

                                  DATE:        May 11, 2001
                                         ---------------------------------

                                INDEX TO EXHIBITS

Exhibit                                                                             Page
-------                                                                             ----
11.1              Statement Regarding Computation of Per Share Earnings              13