Form 10-Q
period 2001-06-30
SUMMIT BANK CORP
filed 2001-08-07
CIK 820067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 205492

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-21267

SUMMIT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-1722476 (IRS Employer Identification No.)

4360 Chamblee-Dunwoody Road
Atlanta, Georgia 30341
(Address of principal executive offices, including Zip Code)

(770) 454-0400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X ]	No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Class	Outstanding at August 1, 2001
Common Stock. $.0l par value	1,975,723

The Exhibit Index Appears on Page 14

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands)	2001	2000
ASSETS:

Cash and due from banks	$13,213	$16,341

Federal funds sold	6,300	7,100

Interest-bearing deposits in other banks	126	129

Investment securities available for sale, at fair value	87,155	57,917

Investment securities held to maturity, at amortized cost	7,556	—

Other investments	1,485	1,485

Loans, net of unearned income	198,804	184,572

Loans held for sale	5,018	5,782

Less: allowance for loan losses	(2,951)	(3,141)

Net loans	200,871	187,213

Premises and equipment, net	3,275	3,247

Customers’ acceptance liability	2,551	1,740

Goodwill, net	1,576	1,622

Other assets	7,573	6,609

Total assets	$331,681	$283,403

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:

Deposits:

Noninterest-bearing demand	$60,140	$60,727

Interest-bearing:

Demand	49,170	43,276

Savings	9,942	9,251

Time, $100,000 and over	70,449	56,368

Other time	96,476	69,652

Total deposits	286,177	239,274

Federal Home Loan Bank advance	10,000	10,000

Other borrowed funds	4,216	4,809

Acceptances outstanding	2,551	1,740

Other liabilities	1,836	1,618

Total liabilities	304,780	257,441

Minority interest in non-bank subsidiary	(22)	12

STOCKHOLDERS’ EQUITY:

Common stock	21	20

Additional paid-in capital	18,842	19,254

Retained earnings	8,363	7,305

Accumulated other comprehensive loss	(303)	(629)

Total stockholders’ equity	26,923	25,950

Total liabilities and stockholders’ equity	$331,681	$283,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in thousands, except share and per share amounts)	2001	2000	2001	2000

Interest income
Loans, including fees	$4,503	$4,498	$9,288	$8,820

Interest-bearing deposits in other banks	3	4	7	7

Federal funds sold	96	49	415	192

Investment securities	773	392	1,309	764

Mortgage-backed securities	669	703	1,267	1,438

Total interest income	6,044	5,646	12,286	11,221

Interest expense
Time deposits, $100,000 and over	1,047	673	2,102	673

Other deposits	1,684	1,081	3,305	1,081

Federal Home Loan Bank advance	154	157	305	157

Short-term borrowings and obligation under capital lease	61	140	134	258

Total interest expense	2,946	2,051	5,846	4,184

Net interest income	3,098	3,595	6,440	7,037

Provision for loan losses	175	200	375	625

Net interest income after provision for loan losses	2,923	3,395	6,065	6,412

Non-interest income
Fees for international banking services	293	343	606	720

SBA loan servicing fees	37	56	81	114

Service charge income	143	140	271	287

Non-sufficient funds charges	148	156	301	327

Net losses on sales of investment securities	—	(39)	—	(54)

Other	109	181	532	489

Total non-interest income	730	837	1,791	1,883

Non-interest expenses
Salaries and employee benefits	1,348	1,306	2,765	2,592

Equipment	191	177	479	339

Net occupancy	239	208	492	417

Other operating expenses	942	916	1,991	1,978

Minority interest in non-bank subsidiary	(10)	(4)	(34)	(5)

Total non-interest expenses	2,710	2,603	5,693	5,321

Income before income taxes	943	1,629	2,163	2,974

Income tax expense	333	584	755	1,052

Net income	$610	$1,045	$1,408	$1,922

Basic net income per common share	$.31	$.53	$.71	$.97

Diluted net income per common share and common share equivalents	$.31	$.53	$.71	$.97

Weighted-average shares outstanding — basic	1,975,723	1,986,316	1,976,372	1,986,316

Weighted-average shares outstanding — diluted	1,975,723	1,986,316	1,976,372	1,986,316

Dividends declared per common share	$.18	$.18	$.36	$.3

     See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months
	ended June 30,

(In thousands)	2001	2000

Cash flows from operating activities:

Net income	$1,408	$1,922

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of premises and equipment	400	244

Net amortization of premiums/discounts on investment securities	122	131

Amortization of intangibles	183	177

Provision for loan losses	375	625

Net losses on sales of investment securities	—	54

Changes in other assets and liabilities:

Net decrease in loans held for sale	764	310

(Increase) decrease in other assets	(2,096)	9

Increase (decrease) in other liabilities	218	(444)

Net cash provided by operating activities	1,374	3,028

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale	5,500	—

Principal collections on investment securities, available for sale	2,362	3,214

Principal collections on investment securities, held for maturity	3	—

Proceeds from sales of investment securities, available for sale	—	6,386

Purchases of investment securities available for sale	(36,695)	(5,556)

Purchases of investment securities held to maturity	(7,565)	—

Loans made to customers, net of principal collected on loans	(13,997)	(10,703)

Proceeds from sales of premises	—	824

Purchases of premises and equipment	(428)	(172)

Net cash used in investing activities	(50,820)	(6,007)

Cash flows from financing activities:

Net increase in demand and savings deposits	5,998	3,159

Net increase (decrease) in time deposits	40,905	(16,369)

Purchase of treasury shares	(49)	—

Dividends paid	(712)	(596)

Net (decrease) increase in borrowed funds	(593)	545

Net decrease in minority interest in non-bank subsidiary	(34)	(5)

Net cash provided by (used in) financing activities	45,515	(13,266)

Net decrease in cash and cash equivalents	(3,931)	(16,245)

Cash and cash equivalents at beginning of period	23,570	31,607

Cash and cash equivalents at end of period	$19,639	$15,362

Supplemental disclosures of cash paid during the period:

Interest	$5,567	$4,485

Income taxes	$614	$1,716

Supplemental disclosures of noncash investing activities:

Transfer of branch office to other real estate owned	$—	595

Transfer of loan collateral to other real estate owned	$800	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the “Company”) prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2000, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the “Bank”) and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

In 1999, the Company invested $120,000 in a newly created subsidiary, CashMart, Inc. (“CashMart”), a check cashing company. In the first quarter of 2000, the Company received regulatory approval for and began operation of the subsidiary. CashMart provided payroll check cashing services through several locations throughout metropolitan Atlanta until it ceased operations in second quarter of 2001 due to lower than planned revenues from those operations. CashMart’s operations were wholly separate and apart from the Bank’s operations.

2.	ACCOUNTING POLICIES

We refer to the Company’s accounting policies described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

3.	COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists solely of items previously recorded as a component of stockholders’ equity under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The total comprehensive income for the six months ended June 30, 2001 was $1,734,000 compared to $1,596,000 for the six months ended June 30, 2000. The total comprehensive income for the three months ended June 30, 2001 was $1,301,000 compared to $1,099,000 for the three months ended June 30, 2000.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements reflect management’s beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions, including the risk that unanticipated changes in the interest rate environment could reduce our margins, competition or general economic conditions could be worse than we expect, and legislative or regulatory changes could adversely affect our business. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

All share and per share data in this report reflect the effect of the Company’s February 2001 20% stock dividend.

Performance Overview

The Company reported net income of $610,000 for the second quarter of 2001, compared to $1,045,000 for the second quarter of 2000. The decline in earnings was primarily due to lower net interest income resulting from a sharp decrease in the prime rate, upon which the majority of the loan portfolio is based, as well as a higher cost of funds due to a larger volume of time deposits. Net earnings per share for second quarter of 2001 were $.31 (basic and diluted) compared to $.53 (basic and diluted) for second quarter 2000. Offsetting some of the pressure on interest income during the quarter was significant asset growth compared to second quarter 2000. However, the loan to deposit ratio at June 30, 2001 declined to 70% from the June 30, 2000 ratio of 80%, as deposit growth outpaced loan growth, and excess funds were placed in the Bank’s investment portfolio. Non-interest income decreased for the quarter compared to second quarter last year, while non-interest expenses increased 4% to $2.7 million in second quarter 2001 compared to the same quarter in 2000.

Net earnings for the six months ended June 30, 2001 were $1,408,000, a 27% decrease from net earnings through June 2000 of $1,922,000. The Prime Rate declined 275 basis points in the first six months of this year, while time deposits grew 32%, increasing the Bank’s cost of funds. As a result, the net interest margin has experienced considerable pressure. The net interest margin was 4.39% for the six months ended June 30, 2001 compared to 5.68% for the six months ended June 30, 2000. The annualized return on average stockholders’ equity for the 2001 six-month period was 10.7% versus 16.8% for the 2000 six-month period, and the return on average assets was .9% compared to 1.4% in 2000. Book value per share was $13.63 at June 30, 2001 compared to $13.11 at December 31, 2000 and $11.98 at June 30, 2000. In the second quarters of both 2001 and 2000, the Company paid a cash dividend of $.18 per share for an annualized dividend per share of $.72.

Summit’s balance sheet reflects strong growth in total assets for the first six months of the year with a June 30, 2001 total of $332 million, an increase of 17%, or $48 million, since December 31, 2000. Assets also increased during the current quarter by $3 million. The increase early this year was largely due to an influx of time deposit funds, which were placed in liquid assets until loan volume can absorb the excess funds. Total loans at the end of the current quarter were $204 million. This represents a net increase of 8%, or $16 million, in loans during second quarter 2001 and a net increase of 7%, or $13 million, since year-end. This growth came at a time when it appeared that the economy was beginning to slow down, which bodes well for placing funds in higher yielding assets if loan production continues at the current pace. However, excess federal funds sold were also used to purchase several long-term investment securities during the quarter to improve the Company’s overall current yield on incremental funds. At June 30, 2001, investment securities totaled $95 million, a net increase of 64%, or $37 million, since year-end and a net increase of 6%, or $6 million during second quarter.

Total deposits grew 20%, or $47 million, during the first six months of the year, primarily in the time deposit category. In the first quarter of this year, customers locked in high yields on certificates of deposits (“CD’s”) in anticipation of the declining rate environment. This resulted in an additional $38 million in CD’s while another $4 million was added in second quarter 2001. Time deposits totaled $167 million at June 30, 2001, up 32% from year-end 2000. The Company’s net interest margin should improve as these time deposits mature and reprice at lower rates. Non-interest bearing demand deposits were flat at the end of second quarter compared to December 31, 2000.

As mentioned above, net interest income decreased 16%, or $472,000 in second quarter 2001, compared to second quarter 2000 to a total of $2.9 million. The decline was due to the higher cost of funds experienced recently as a result of a higher percentage of time deposits to total deposits than one year ago. For the six months ended June 30, 2001, net interest income decreased 5% compared to the same period in 2000, due to the higher cost of funds (resulting from the volume of CD funds) and a declining rate environment. The decrease in prime rate has affected 68% of the Bank’s loan portfolio.

The provision for loan losses was only slightly lower in the second quarter of 2001 compared to the same period last year, however; the provision decreased $250,000 to $375,000 for the six months ended June 30, 2001 compared to $625,000 for the six months ended June 30, 2000. This was due primarily to improved credit quality of the portfolio in general, offset to a certain extent by continued loan growth. The Company has experienced a sharp decline in classified and criticized loans since December 31, 2000 resulting in a decrease in the provision in 2001. Gross charged off loans for the year to date through June 2001 totaled $648,000 while recoveries for the period totaled $83,000, for an annualized net charge-off rate of .58% of average total loans. The net charge-off rate for the first half of 2000 was .1%.

Non-interest income decreased 13% in second quarter 2001 to $730,000 compared to $837,000 in the same period in 2000. Half of the decrease was attributed to a decline in international fee income of $50,000 due to fewer import and export transactions. International fee income was also down for the six-month period by $114,000 compared to last year to date for the same reason. The remaining variance in non-interest income for the second quarter compared to last year was due to prior year recoveries from pre-acquisition charge-offs totaling $66,000 in second quarter 2000.

Compared to second quarter 2000, non-interest expenses were 4% higher this year, with increases in all categories, from salaries and benefits to other operating expenses. These increases are representative of the normal growth of the institution as assets have grown 23% since June 30, 2000. For the year to date, non-interest expenses increased 7% over last year to date. A portion of this increase was due to $260,000 in non-recurring charges in first quarter of this year. These charges consisted of $135,000 of legal fees associated with an acquisition attempt and a $125,000 impairment charge related to the CashMart, Inc. subsidiary. The Bank completed its transition to an in-house item processing system in the first quarter, resulting in lower data processing costs offset by higher personnel, space and equipment costs. For the year to date through June, the Company’s efficiency ratio increased significantly to 69% from 60% for the same period last year, primarily due to the lower net interest income this year, as well as the non-recurring expenses mentioned above.

CashMart had a total net operating loss of $51,000 for the second quarter of 2001, of which 80%, or $41,000 was recorded by Summit Bank Corporation. Total net operating losses for the six months ended June 30, 2001 were $172,000, of which the Company recorded $138,000. Operations of this subsidiary were ceased in April 2001 due to lower than planned revenues. An impairment charge of $125,000 was recorded in first quarter of 2001 as a result of the decision to end this venture and attempt to liquidate all assets. At June 30, 2001, liquidation efforts are still pending. No further material losses are anticipated.

Asset Quality

Non-performing assets were flat at $2 million at June 30, 2001 compared to the total at year-end 2000. Non-performing assets represented .98% of total loans and other real estate owned as of June 30, 2001 compared to 1.06% at December 31, 2000. Non-performing loans at June 30, 2001 consisted of four fully guaranteed SBA credits totaling $297,000 and a commercial credit for $325,000. The commercial credit is primarily collateralized with business assets, and the Bank has allocated a specific reserve for this credit of $138,000. One SBA credit, previously reported as a non-accrual loan, was foreclosed upon and the property transferred to other real estate in June 2001 at a value of $800,000. This property is expected to be liquidated through auction in August 2001. Non-performing assets also included the premises that housed the East Marietta branch office until June 2000. The balance of $595,000 was reclassified as other real estate owned at the time of closure. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2001.

Non-performing Assets

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Loans on non-accrual
SBA guaranteed	$297	$300

Non-SBA guaranteed	325	1,134

Total loans on non-accrual	622	1,434

Other real estate	1,395	595

Total non-performing assets	$2,017	$2,029

Total non-performing assets as a percentage of total loans and other real estate	.98%	1.06%

Total non-performing loans as a percentage of total loans	.31%	.75%

The allowance for loan losses decreased to $2,951,000 at June 30, 2001 from $3,141,000 at year-end 2000, a decrease of 6%. The decrease was primarily due to the reduction in criticized and classified assets during the first six months of the year. These are the assets for which a higher rate of reserve must be allocated, ranging from 5% to 100%. Combined criticized and classified assets at June 30, 2001 were $4,313,000, a 42% decrease from the total at December 31, 2000 of $7,387,000. Loan losses were higher this year to date compared to the first six months of 2000, with gross charge-offs of $648,000 offset by recoveries of $83,000, resulting in a net annualized charge-off rate of .58% of average total loans. The net annualized charge-off rate for the year ended December 31, 2000 was .35% of average total loans. The allowance for loan losses represented 1.45% and 1.65%, respectively, of total loans outstanding at June 30, 2001 and December 31, 2000.

Analysis of Allowance for Loan Losses
for the Six Months Ended June 30,

(In thousands)	2001	2000

Allowance for loan losses at beginning of period	$3,141	$2,525

Charge-offs:

Commercial, financial, and agricultural	371	248

SBA	118	42

Real estate	139	—

Installment loans to individuals	20	7

Total	648	297

Recoveries:

Commercial, financial, and agricultural	29	80

SBA	29	111

Real estate	18	—

Installment loans to individuals	7	26

Total	83	217

Net charge-offs	565	80

Provision for loan losses charged to income	375	625

Allowance for loan losses at end of period	$2,951	$3,070

Management regularly analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at June 30, 2001 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

Liquidity has decreased to a stable, satisfactory level from its peak in first quarter 2001 that resulted from the strong influx of time deposit funds. At June 30, 2001, the Company’s average net loan to average deposit ratio was 71%, down from 77% at year-end, which was also due to the strong growth in time deposits. Management also analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Additionally, the Bank has $25 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at June 30, 2001. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders’ equity of the Company remained stable during second quarter 2001, at $27 million. Offsetting normal earnings growth, the Company paid shareholders $356,000 in cash dividends and other comprehensive income declined $100,000 during the quarter. For the year, stockholders’ equity of the Company increased $1 million for both the six months ended June 30, 2001 and 2000.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders’ equity less certain intangible assets. The Bank’s Tier 1 leverage ratio was 7.1% at June 30, 2001 compared to 7.0% at year-end 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2001, the Bank had a risk-weighted total capital ratio of 11.9% and a Tier 1 risk-weighted capital ratio of 10.6% which compares favorably to year end 2000 ratios of 11.2% and 10.0%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company’s 2000 Annual report on Form 10K.

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings — Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds

a) Not Applicable b) Not Applicable c) Not Applicable d) Not Applicable

ITEM 3.	Defaults Upon Senior Securities — Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders –

The 2001 Annual Meeting of the Shareholders (the “Meeting”) of the Company was held on May 5, 2001. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 2001, for the primary purposes of electing six members to the Board of Directors.

Article Fourteen of the Company’s Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of shareholders and each director serves a three-year term. Six Class III Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2004: Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Nack Y. Paek, Carl L. Patrick, Jr., and David Yu. All six nominees were elected.

Proxies for 80%, or 1,587,165 of the 1,975,723 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

	Votes	Votes
Director	For	Withheld
Gerald L. Allison	1,554,868	0

Jose I. Gonzalez	1,554,748	120

James S. Lai	1,554,228	640

Nack Y. Paek	1,554,228	640

Carl L. Patrick, Jr.	1,554,868	0

David Yu	1,554,132	640

The following Class I and Class II directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., Pin Pin Chau, Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul C. Y. Chu, Howard H. L. Tai, and P. Carl Unger.

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2002 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than February 15, 2002. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 5.	Other Information — Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 11. 1

Statement Regarding Computation of Per Share Earnings

b) Reports on Form 8-K — none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY: /s/ Pin Pin Chau

Pin Pin Chau Chief Executive Officer

BY: /s/ Gary K. McClung

`	Gary K. McClung Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

DATE: August 7, 2001

INDEX TO EXHIBITS

Exhibit		Page

11.1	Statement Regarding Computation of Per Share Earnings	15