Form 10-Q
period 2001-09-30
SUMMIT BANK CORP
filed 2001-11-13
CIK 820067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 205492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

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

Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

Class	Outstanding at November 1, 2001
Common Stock. $.0l par value	1,962,223

The Exhibit Index Appears on Page 14

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	September 30, 2001	December 31, 2000

ASSETS:
Cash and due from banks	$17,611	$16,341
Federal funds sold	5,500	7,100
Interest-bearing deposits in other banks	541	129
Investment securities available for sale, at fair value	75,652	57,917
Investment securities held to maturity, at amortized cost	11,564	--
Other investments	1,530	1,485
Loans, net of unearned income	197,856	184,572
Loans held for sale	11,146	5,782
Less: allowance for loan losses	(3,458)	(3,141)

Net loans	205,544	187,213

Premises and equipment, net	3,438	3,247
Customers' acceptance liability	2,360	1,740
Goodwill, net	1,553	1,622
Other assets	6,597	6,609

Total assets	$331,890	$283,403

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$61,468	$60,727
Interest-bearing:
Demand	46,656	43,276
Savings	10,550	9,251
Time, $100,000 and over	70,353	56,368
Other time	95,996	69,652

Total deposits	285,023	239,274

Federal Home Loan Bank advance	10,000	10,000
Other borrowed funds	4,854	4,809
Acceptances outstanding	2,360	1,740
Other liabilities	1,618	1,618

Total liabilities	303,855	257,441

Minority interest in non-bank subsidiary	(22)	12

STOCKHOLDERS' EQUITY:
Common stock	21	20
Additional paid-in capital	18,689	19,254
Retained earnings	8,557	7,305
Accumulated other comprehensive income (loss)	790	(629)

Total stockholders' equity	28,057	25,950

Total liabilities and stockholders' equity	$331,890	$283,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2001	2000	2001	2000

Interest income
Loans, including fees	$4,411	$4,908	$13,699	$13,728
Interest-bearing deposits in other banks	1	5	8	12
Federal funds sold	28	24	443	216
Investment securities	770	460	2,079	1,224
Mortgage-backed securities	673	648	1,940	2,086

Total interest income	5,883	6,045	18,169	17,266

Interest expense
Time deposits, $100,000 and over	997	805	3,099	2,215
Other deposits	1,551	1,179	4,856	3,390
Federal Home Loan Bank advance	155	276	460	581
Short-term borrowings and obligation under capital lease	54	135	188	393

Total interest expense	2,757	2,395	8,603	6,579

Net interest income	3,126	3,650	9,566	10,687
Provision for loan losses	300	200	675	825

Net interest income after provision for loan losses	2,826	3,450	8,891	9,862

Non-interest income
Fees for international banking services	291	352	897	1,072
SBA loan servicing fees	43	42	124	156
Service charge income	140	131	411	418
Non-sufficient funds charges	146	143	447	470
Gains on sales of loans	--	78	--	78
Net gains (losses) on sales of investment securities	18	(74)	18	(128)
Other	66	187	598	676

Total non-interest income	704	859	2,495	2,742

Non-interest expenses
Salaries and employee benefits	1,384	1,369	4,149	3,961
Equipment	200	175	679	514
Net occupancy	241	217	733	634
Other operating expenses	858	910	2,849	2,888
Minority interest in non-bank subsidiary	--	(6)	(34)	(11)

Total non-interest expenses	2,683	2,665	8,376	7,986

Income before income taxes	847	1,644	3,010	4,618

Income tax expense	298	582	1,053	1,634

Net income	$549	$1,062	$1,957	$2,984

Basic net income per common share	$.28	$.54	$.99	$1.50
Diluted net income per common share and
common share equivalents	$.28	$.54	$.99	$1.50

Weighted-average shares outstanding - basic	1,973,353	1,984,058	1,975,347	1,985,550
Weighted-average shares outstanding - diluted	1,973,353	1,984,058	1,975,347	1,985,550

Dividends declared per common share	$.18	$.18	$.54	$.54

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(In thousands)	2001	2000

Cash flows from operating activities:

Net income	$1,957	$2,984
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization of premises and equipment	556	362
Net amortization of premiums/discounts on investment securities	195	193
Amortization of intangibles	275	177
Provision for loan losses	675	825
Proceeds from sales of loans	--	1,670
Gains on sales of loans	--	(78)
Net (gains) losses on sales of investment securities	(18)	128
Changes in other assets and liabilities:
Net increase in loans held for sale	(5,364)	(259)
Increase in other assets	(253)	(277)
Decrease in other liabilities	--	(210)

Net cash (used in) provided by operating activities	(1,977)	5,402

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale	21,930	--
Principal collections on investment securities, available for sale	4,396	4,814
Principal collections on investment securities, held for maturity	5	--
Proceeds from sales of investment securities, available for sale	--	9,973
Purchases of investment securities, available for sale	(41,719)	(10,775)
Purchases of investment securities, held to maturity	(11,855)	--
Loans made to customers, net of principal collected on loans	(14,442)	(17,665)
Proceeds from sales of premises	--	824
Purchases of premises and equipment	(747)	(685)

Net cash used in investing activities	(42,432)	(13,514)

Cash flows from financing activities:

Net increase in demand and savings deposits	5,420	721
Net increase (decrease) in time deposits	40,329	(10,679)
Purchase of treasury shares	(201)	(89)
Dividends paid	(1,068)	(894)
Net increase in borrowed funds	45	5,315
Net decrease in minority interest in non-bank subsidiary	(34)	(11)

Net cash provided by (used in) financing activities	44,491	(5,637)

Net increase (decrease) in cash and cash equivalents	82	(13,749)
Cash and cash equivalents at beginning of period	23,570	31,607

Cash and cash equivalents at end of period	$23,652	$17,858

Supplemental disclosures of cash paid during the period:
Interest	$8,465	$6,742
Income taxes	$819	$2,462
Supplemental disclosures of noncash investing activities:
Transfer of branch office to other real estate owned	$--	595
Transfer of loan collateral to other real estate owned	$800	--

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

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists solely of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The total comprehensive income for the nine months ended September 30, 2001 was $3,376,000 compared to $3,000,000 for the nine months ended September 30, 2000. The total comprehensive income for the three months ended September 30, 2001 was $1,643,000 compared to $1,404,000 for the three months ended September 30, 2000.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the consolidated financial statements of the Company.

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

All share and per share data in this report reflect the effect of the Company's February 2001 20% stock dividend.

Performance Overview

The Company reported net income of $549,000 for the third quarter of 2001, compared to $1,062,000 for the third quarter of 2000. The decline in earnings was primarily attributed to continuing pressure on the Company's net interest margin which has resulted from the monetary actions taken by the Federal Reserve Board to stimulate the sluggish economy by reducing interest rates. Accordingly, the prime rate, to which over 70% of the Bank's commercial loan portfolio is tied, has declined 400 basis points this year. This has substantially reduced the Company's loan portfolio yields. Further compressing the Company's net interest margin was a 30% increase in time deposits, primarily one year certificates of deposits, early in 2001 when deposit rates were much higher. Net earnings per share for third quarter of 2001 were $.28 (basic and diluted) compared to $.54 (basic and diluted) for third quarter 2000. Non-interest income decreased for the quarter compared to third quarter last year, while non-interest expenses were flat for the same comparable periods.

Net earnings for the nine months ended September 30, 2001 were $1,957,000, a 34% decrease from net earnings through September 2000 of $2,984,000. The main reason for the decrease in net earnings was the pressure on the Company's net interest margin as noted above. The Bank's net interest margin was 4.29% for the nine months ended September 30, 2001 compared to 5.72% for the nine months ended September 30, 2000, a significant decline. The annualized return on average stockholders' equity for the 2001 nine-month period was 9.76% versus 17.1% for the 2000 nine-month period, and the return on average assets was .8% compared to 1.4% in 2000. Book value per share was $14.27 at September 30, 2001 compared to $13.11 at December 31, 2000 and $12.53 at September 30, 2000. In the third quarters of both 2001 and 2000, the Company paid a cash dividend of $.18 per share for an annualized dividend per share of $.72.

Although total assets of the Company remained flat for the third quarter of 2001 at $332 million, total loans reflected a solid growth rate of 2.5% for the quarter with an increase of $5.2 million. Loan growth has been steady throughout this year despite the downturn in the economy. Total loans at the end of the current quarter were $209 million. This represents a net increase of 10%, or $19 million since year-end. The loan to deposit ratio at September 30, 2001 improved to 72% from 68% at the end of last quarter, also due to the loan growth. The investment portfolio declined $8.2 million during the current quarter, largely due to securities called by the issuer. Some of these funds were reinvested in tax-exempt and government agencies.

Total deposits remained stable in the third quarter, totaling $285 million. Time deposits increased 32% early in the year, as customers locked in high yields for 12 to 24 months in anticipation of the declining rate environment. These funds will begin maturing in first quarter 2002, thus providing an opportunity to further reduce the Bank's cost of funds. Interest rates on bulk deposits such as money market and savings accounts have been adjusted downward throughout the year to reflect market trends. Total time deposits at September 30, 2001 were $166 million. Average non-interest bearing demand deposits declined $1 million during third quarter 2001 compared to second quarter.

Net interest income declined 18%, or $624,000 in third quarter 2001, compared to third quarter 2000 to a total of $2.9 million. The decrease was primarily due to the higher cost of funds experienced recently as a result of a higher percentage of time deposits to total deposits than one year ago, coupled with the decline in yields on commercial loans. For the nine months ended September 30, 2001, net interest income decreased 9.8% for the same reasons.

The provision for loan losses was $300,000 in third quarter of 2001 compared to $200,000 during the same period last year, although the year to date provision for loan losses remained $150,000 less in 2001 than in 2000. The 2001 year to date provision for loan losses was $675,000. The amount of the provision is primarily attributable to loan growth since the quality of the loan portfolio during 2001has remained high with the total of classified and criticized loans declining. Gross charged off loans for the year to date through September 2001 totaled $665,000 while recoveries for the period totaled $307,000, for an annualized net charge-off rate of .24% of average total loans. The net charge-off rate for the first nine months of 2000 was .16%.

Non-interest income for the current third quarter was $704,000, down $155,000 from third quarter last year partially attributed to the prior year's inclusion of $70,000 in recoveries from assets charged off prior to our 1998 acquisition of California Security Bank (CSB). Additionally, a slowing in foreign trade transactions have resulted in a decline in international fee income of $60,000 comparing this quarter to third quarter last year. Total prior period recoveries related to the CSB acquisition, for the nine month period ending September 30, 2000, were approximately $300,000, while international fee income was down for the nine-month period by $175,000 compared to last year to date. Service charge income was stable during the first nine months of this year compared to last year.

Management's efforts to control overhead costs were evident by the Company's third quarter reflecting flat non-interest expenses compared to third quarter last year at $2.7 million. For the year to date, non-interest expenses were $8.4 million, an increase of $400,000, or 5%, over last year to date. This year included $260,000 in special charges in the first quarter of $135,000 of legal fees associated with an acquisition attempt and a $125,000 impairment charge related to the CashMart, Inc. subsidiary. Salaries and benefits increases were representative of the normal growth of the institution as assets have grown 19% since September 30, 2000. For the first nine months of this year, the Company's efficiency ratio increased to 69% from 59% for the same period last year, primarily due to the lower net interest income this year, as well as the non-recurring expenses mentioned above.

Asset Quality

Non-performing assets were $2.5 million at September 30, 2001 compared to $2 million at year-end 2000. The September 30, 2001 amount reflects $1.4 million in other real estate and $1.1 million in non-performing loans. Non-performing assets represented 1.04% of total loans and other real estate owned as of September 30, 2001 compared to 1.06% at December 31, 2000. Non-performing loans at September 30, 2001 consisted of one fully guaranteed SBA credit for $49,000 and four commercial credits totaling $1,054,000. The commercial credits are primarily collateralized with business assets, and the Bank has allocated a specific reserve for these credits of $502,000. Subesquent to September 30, 2001, one foreclosed property carried at $800,000 at quarter-end was liquidated with a minimal incremental loss to record in the fourth quarter. The remaining $600,000 in other real estate at September 30, 2001 was a former branch office that was closed in June 2000. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2001.

Non-performing Assets
	September 30,	December 31,
(Dollars in thousands)	2001	2000

Loans on non-accrual
SBA guaranteed	$49	$300
Non-SBA guaranteed	754	1,134

Total loans on non-accrual	803	1,434
Other real estate	1,395	595

Total non-performing assets	$2,198	$2,029

Total non-performing assets as a
percentage of total loans and other real estate	1.04%	1.06%
Total non-performing loans as a percentage of total loans	.91%	.75%

The allowance for loan losses increased to $3.5 million at September 30, 2001 from $3.1 million at year-end 2000, an increase of 10%. The increase was primarily due to a 10% growth rate in the loan portfolio during 2001. Combined criticized and classified assets at September 30, 2001 were $4.5 million compared to the $7.4 million at December 31, 2000, a decline of 40%, alleviating the need to increase the allowance further. Loan losses were higher this year to date compared to the first nine months of 2000, with gross charge-offs of $665,000 offset by recoveries of $307,000, resulting in a net annualized charge-off rate of .24% of average total loans. The net annualized charge-off rate for the year ended December 31, 2000 was .35% of average total loans. The allowance for loan losses represented 1.65% of total loans outstanding at both September 30, 2001 and December 31, 2000.

Analysis of Allowance for Loan Losses
for the Nine Months Ended September 30,
(In thousands)	2001	2000

Allowance for loan losses at beginning of period	$3,141	$2,525

Charge-offs:
Commercial, financial, and agricultural	371	386
SBA	128	91
Real estate	139	--
Installment loans to individuals	27	7

Total	665	484

Recoveries:
Commercial, financial, and agricultural	86	118
SBA	44	124
Real estate	168	--
Installment loans to individuals	9	28

Total	307	270

Net charge-offs	358	214

Provision for loan losses charged to income	675	825

Allowance for loan losses at end of period	$3,458	$3,136

Management regularly analyzes our loan portfolio to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses at September 30, 2001 to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

The Bank experienced an increase in liquidity during the third quarter of 2001 as a result of declining rates causing several investment security calls. These funds were largely returned to the investment portfolio, albeit for lower yields. While loan growth was steady, deposit growth was flat during the quarter. For the year to date, liquidity has decreased to a stable, satisfactory level from its peak in first quarter 2001 that resulted from the strong influx of time deposit funds. At September 30, 2001, the Company's average net loan to average deposit ratio was 72%, down from 77% at year-end, which was also due to the strong growth in time deposits. Management also analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Additionally, the Bank has $25 million of borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, of which $10 million was being utilized at September 30, 2001. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $1 million during third quarter 2001, to $28 million due to an increase in other comprehensive income. For the year to date, stockholders' equity of the Company increased $2 million for both the nine months ended September 30, 2001 and 2000.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 7.2% at September 30, 2001 compared to 7.0% at year-end 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2001, the Bank had a risk-weighted total capital ratio of 12.1% and a Tier 1 risk-weighted capital ratio of 10.8% which compares favorably to year end 2000 ratios of 11.2% and 10.0%, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual report on Form 10K.

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

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	November 13, 2001