Form 10-K405
period 2001-12-31
SUMMIT BANK CORP
filed 2002-03-27
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001
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

Common Stock par value $.01

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2002, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $18,284,013, as determined by the most recent trades of registrant's Common Stock known to the registrant, which were executed at a price of $16.12 per share, the quoted purchase price for the Common Stock on the Nasdaq National Stock Market on March 15, 2002. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

As of March 15, 2002, there were 1,864,908 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto. Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2002 Annual Shareholders' Meeting.

PART 1.

SUMMIT BANK CORPORATION
FORM 10-K CROSS-REFERENCE INDEX
		Page Number
		Form 10-K	Annual Report	Proxy Statement

Item 1.	Business	3
	(a) Overview	3
	(b) Banking Services	4
	(c) Locations and Service Areas	5
	(d) Asian-American Markets	5
	(e) Latin-American Markets	5
	(f) International Services Market	6
	(g) CashMart, Inc.	6
	(h) Supervision and Regulation	6
	(i) Employees	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security
	Holders	17

PART II.

Item 5.	Market for Registrant's Common Equity
	And Related Stockholder Matters	18
Item 6.	Selected Financial Data	19
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		10
Item 7a.	Quantitative and Qualitative Disclosures
	About Market Risk		24
Item 8.	Financial Statements and Supplementary Data		28
Item 9.	Not Applicable	20

PART III.

Item 10.	Directors and Executive Officers of the Registrant			2
Item 11.	Executive Compensation			9
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management			7,15
Item 13.	Certain Relationships and Related Transactions			7

PART IV.

Item 14.	Exhibits, Financial Statement Schedules,
	and Reports on Form 8-K	22

Signatures		24

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

Actual results may differ materially from the results anticipated in forward-looking statements in our Form 10-K due to a variety of factors including, without limitation:

    The effects of future economic conditions;
    Government monetary and fiscal policies;
    Legislative and regulatory changes;
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

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and four branch offices, three of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fourth branch office was added on June 30, 1998 with the Bank's acquisition of California Security Bank ("CSB") in San Jose, California. The Bank's San Jose office is in an ethnic community that is very similar to part of the Bank's Atlanta primary service area. The Bank seeks to serve four principal markets:

    individuals, professionals, and small to medium-sized businesses in the Bank's primary service areas;
    ethnic communities, principally Asian-Americans, European-Americans and Latin Americans, located in the primary service areas, including businesses operated by members of such communities;
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

Locations and Service Areas

The Bank leases its main office at 4360 Chamblee-Dunwoody Road, Atlanta, Georgia 30341. The main office is in a five-story office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road, in DeKalb County. The Bank owns an 18,000 square foot office building which houses a 6,000 square foot branch facility at 3490 Shallowford Road, Chamblee, DeKalb County, Georgia. The remaining 12,000 square feet of office space is leased to unaffiliated parties. The Bank leases a branch facility at One Paces West, Suite 150, 2727 Paces Ferry Road in Vinings. In December 2001, the Bank sold a 4,560 square foot building on approximately 1.2 acres located in Marietta, Georgia which had served as a branch office until June 2000. The Bank leases a branch facility at 3280 Holcomb Bridge Road, Norcross, Georgia. The Bank leases 8,142 square feet at 1694 Tully Road, San Jose, California which is the Bank's fourth branch location.

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

Asian-American Markets

One of the Bank's principal target markets is the Atlanta Asian-American population, including members of the Korean, Chinese, Japanese, Indian, and Southeast Asian communities. The 2000 United States census indicates that the Atlanta Asian-American population exceeds 170,000 people, with the majority of this population located in north Atlanta, including parts of DeKalb, Fulton, and Cobb counties. The San Jose market consists largely of Vietnamese-American and Latin-American individuals and businesses.

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of Asian-Americans. At year-end 2001, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base also.

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

Latin-American Markets

The Bank targets the growing Latin-American market in Atlanta which is largely located in Northern DeKalb

County and Southern Gwinnett County. The Bank's Peachtree Corners office is located in this area. The population of Latin-Americans in Atlanta grew over 400% during the past ten years according to the 2000 census.

The Bank has employed, and will continue to employ, personnel with additional language skills and first-hand knowledge of the communities to be served. Management believes that language ability and cultural sensitivity, combined with accessibility to senior management, enhances the Bank's competitive position in its market.

International Services Market

Management believes that a growing number of domestic businesses in the metropolitan areas served by the Bank (and, in particular, a growing number of small- to medium-sized businesses) require its international banking services. While a number of the large financial institutions operating in the Bank's markets offer such services, they are typically offered from international banking departments located in downtown office facilities or from an out-of-state location. Frequently, personnel in the branch facilities of these larger institutions generally are not trained to address these specialized needs. Management believes that the Bank has penetrated, and will be able to further penetrate, this market by providing businesses with convenient access to personnel specially trained to provide international services.

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 2001, there was $307,000 outstanding under such facilities.

In addition to domestic businesses requiring international banking services, management believes that a growing number of foreign businesses in Atlanta and San Jose, along with their executives and employees, frequently require the international banking services provided by the Bank. Foreign nationals doing business in the United States are often unfamiliar with U.S. banking practices. The Bank has personnel with the language and cultural skills suited to serve this clientele. Management further believes the international banking experience of management of the Bank, along with the contacts of the directors of the Company and the Bank in the international and domestic business communities, enhances the Bank's ability to compete in this target market.

CashMart, Inc.

In September 1999, the Company formed a subsidiary, CashMart, Inc., of which the Company owns 80% of the outstanding common stock. The subsidiary began business operations in March 2000; however, operations were ceased in April 2001 because revenues did not meet expectations. Assets of the subsidiary are currently being liquidated.

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
  acquiring all or substantially all of the assets of any bank; or

  merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Bank or to the Company.

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

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

  Banking or managing or controlling banks; and
  Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  Factoring accounts receivable;

  Making, acquiring, brokering or servicing loans and usual related activities;
  Leasing personal or real property;
  Operating a non-bank depository institution, such as a savings association;
  Trust company functions;
  Financial and investment advisory activities;
  Conducting discount securities brokerage activities;
  Underwriting and dealing in government obligations and money market instruments;
  Providing specified management consulting and counseling activities;
  Performing selected data processing services and support services;
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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complimentary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  Lending, trust and other banking activities;
  Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
  Providing financial, investment, or advisory services;
  Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
  Underwriting, dealing in or making a market in securities;
  Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
  Merchant banking through securities or insurance affiliates; and
  Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

  federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
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
  Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
  rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 12.3% and our ratio of Tier 1 Capital to risk-weighted assets was 11.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 7.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The Bank-Prompt Corrective Action."

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The Bank-Prompt Corrective Action" above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  a bank's loans or extensions of credit to affiliates;
  a bank's investment in affiliates;
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

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and

Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  the development of internal policies, procedures, and controls;
  the designation of a compliance officer;
  an ongoing employee training program; and
  an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Employees

As of March 15, 2002, the Company and the Bank had 109 full-time equivalent employees. Management does not anticipate additional hiring in 2002, except to support normal growth of business. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

Item 2. Properties

Main Office

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia 30341, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has a lease for 8,941 square feet on the main floor of the building and an additional 14,534 square feet on the third floor. The lease for the first floor premises, which began on January 1, 2001, provides base rental of $17.50 per square foot per year. The lease provides for escalations through its expiration on December 31, 2010. The third floor lease provides base rental of $17.50 per square foot per year on 10,462 square feet and $19. 25 per square foot per year on the remaining 4,072 square feet. The lease for the third floor premises expires on December 31, 2007. The first floor space, which includes the main branch, has six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor space houses the international department, personnel department, the operations department, information technology, training, check processing, and the administration offices.

Asian Banking Center

The Bank owns an office building containing 18,000 square feet of space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The Bank currently utilizes 6,000 square feet of space in the building for a branch office. The Bank currently has leased approximately 12,000 square feet, including common areas, to other tenants which leases provide base rental rates from $14.09 to $17.50 per square foot per annum. This building was built and owned by the Company until October 1999 when the Company transferred it to the Bank as a contribution to capital. The Company's total cost was $2.2 million for the land and building including improvements and tenant finishes. In addition, the branch has approximately $200,000 in furniture, fixtures and equipment at this site. This branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

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

Peachtree Corners

In February 2000, the Bank sold a two-story 7,700 square foot building, which it had owned since August 1996, to an unaffiliated party and leased-back approximately 2,500 square feet of this building for a branch office. The building sits on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. This office has six teller stations, one drive-up window, one drive-in lane, two offices for a lending officer and branch management, as well as a drive-through ATM. The term of the lease is five years at a base rent of $10.00 per square foot per year and includes three options to extend the lease for five years each at the same base rate.

San Jose Office

The Bank's San Jose branch office is in leased office space at 1694 Tully Road. The branch, as anchor tenant in the building, occupies 8,142 square feet. This branch has five teller stations, in addition to a merchant booth for large commercial transactions, and a walk-up ATM machine. The base rent for this office is $24.23 per square foot per year, and the lease expires in April 2006.

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

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

The Company currently has three market makers for shares of its common stock. The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". All sales and purchases of shares of the common stock known to the Company were made through the three market makers. As of March 15, 2001, the quoted purchase price for the Company's shares was $16.12 per share. There were approximately 341 holders of record of the Company's Common Stock at March 15, 2001.

The Company began paying quarterly cash dividends in 1995 and paid a total of $.28 per share in that year. The Company paid a total of $.72 per share in cash dividends in both 2001 and 2000, respectively. Although the Company currently plans to continue paying cash dividends on a quarterly basis, Summit's dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 11, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders which is incorporated by reference herein.

The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. The OCC also may enjoin a national bank from engaging in an unsafe or unsound practice, which may include the payment of a dividend under certain circumstances. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Bank did not pay any cash dividends to the Company in 2001 because a special dividend of $4 million was paid in December 2000 in anticipation of a possible Bank acquisition. In first quarter 2001, the prospects for that acquisition ceased. The Board of the Company approved returning up to $3.5 million of these funds to the Bank subsidiary in the form of a capital injection. The Bank's 2002 net earnings are entirely available for dividends to the Company.

Item 6.        Selected Financial Data

The selected consolidated financial data presented below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances. Share and per share amounts for all years are adjusted for a 20% stock dividend paid February 16, 2001.
(Dollars in thousands, except per share data)	As of December 31,

Balance Sheet Data	2001	2000	1999	1998	1997
Total assets	$341,443	$283,403	$281,267	263,161	$180,296
Investment securities	90,209	59,402	70,440	96,101	63,962
Loans	219,744	190,354	167,719	133,496	98,892
Allowance for loan losses	3,234	3,141	2,525	2,336	1,468
Deposits	294,924	239,274	232,941	218,647	144,795
Federal Home Loan Bank advances	10,000	10,000	10,000	10,000	10,000
Other borrowed funds	5,466	4,809	11,371	5,987	2,756
Stockholders' equity	27,396	25,950	22,786	24,505	19,778

	Year Ended December 31,

Statement of Income Data	2001	2000	1999	1998	1997
Interest income	$23,539	$23,347	$19,744	$17,253	$13,475
Interest expense	11,074	9,078	7,742	7,309	5,470
Net interest income	12,465	14,269	12,002	9,944	8,005
Provision for loan losses	755	1,250	899	455	540
Net interest income after
provision for loan losses	11,710	13,019	11,103	9,489	7,465
Noninterest income	3,184	3,530	3,326	3,575	3,460
Noninterest expenses	11,002	10,692	10,215	8,792	7,156
Income tax expense	1,280	2,070	1,489	1,503	1,319
Net income	$2,612	$3,787	$2,725	$2,769	$2,450

Per Share Data
Book value per share at year end	$14.16	$13.76	$13.76	$13.68	$13.28
Basic earnings per share	1.33	1.91	1.33	1.30	1.42
Diluted earnings per share	1.33	1.91	1.33	1.28	1.25
Weighted-average shares outstanding - basic	1,968,455	1,983,611	2,055,982	2,127,612	1,723,228
Weighted-average shares outstanding - diluted	1,968,455	1,983,611	2,055,982	2,165,794	1,959,103
Dividends declared	$.72	$.72	$.52	$.39	$.35
Dividend payout ratio	54.33%	31.48%	32.70%	25.00%	20.47%

Ratios
Return on average assets	.80%	1.35%	1.04%	1.24%	1.47%
Return on average equity	9.65%	15.94%	11.60%	11.89%	13.36%
Average equity/average assets	8.31%	8.49%	8.98%	10.47%	11.03%
Net interest margin	4.14%	5.67%	5.07%	4.90%	5.26%
Non-performing assets/total loans and other real estate	.21%	1.06%	.77%	2.70%	1.80%
Allowance for loan losses/total loans	1.47%	1.65%	1.51%	1.75%	1.48%
Noninterest expense/net interest income and non-interest income	70.30%	60.07%	66.65%	65.03%	62.42%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the 2001 Annual Shareholders' Report -- See Cross Reference Index on page 2.

Item 7a.        Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the 2001 Annual Shareholders' Report -- See Cross Reference Index on page 2.

Item 8.        Financial Statements and Supplementary Data

Incorporated by reference to the 2001 Annual Shareholders' Report -- See Cross Reference Index on page 2.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.        Directors and Executive Officers of the Registrant

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 11.        Executive Compensation

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 13.        Certain Relationships and Related Transactions

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        The following documents are filed as part of this report:

Exhibit

Number Exhibit
1.

Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, are incorporated by reference to the 2001 Annual Shareholders' Report -- See Cross Reference Index on page 2.

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

10.2a

Fifth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

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

10.10

Lease agreement dated February 4, 2000, between Three Rivers Land Development, L.L.C., Lessor and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Peachtree Corners office).

11.1	Statement Regarding Computation of Net Income per Share

13.1	2001 Annual Report to Shareholders

21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

23.1	Independent Accountants' Consent

* Denotes a management contract, compensatory plan or arrangement.

(b)        Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Date March 25, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Pin Pin Chau		Director, Chief	Dated: March 25, 2002
	Pin Pin Chau	Executive Officer

/s/ David Yu		Director, President	Dated: March 26, 2002
David Yu

/s/ Gary K. McClung		Principal Financial Officer,	Dated: March 26, 2002
	Gary K. McClung	Principal Accounting
Officer, Secretary

/s/ James S. Lai		Director, Chairman	Dated: March 20, 2002
	James S. Lai	of the Board

/s/ P. Carl Unger		Director, Vice Chairman	Dated: March 21, 2002
	P. Carl Unger	of the Board

/s/ Gerald L. Allison		Director	Dated: March 20, 2002
Gerald L. Allison

/s/ Aaron I. Alembik		Director	Dated: March 22, 2002
Aaron I. Alembik

		Director	Dated:
Paul C.Y. Chu

/s/ Peter M. Cohen		Director	Dated: March 26, 2002
Peter M. Cohen

/s/ Jose I. Gonzalez		Director	Dated: March 20, 2002
Jose I. Gonzalez

/s/ Jack N. Halpern		Director	Dated: March 22, 2002
Jack N. Halpern

/s/ Donald R. Harkleroad		Director	Dated: March 26, 2002
Donald R. Harkleroad

		Director	Dated:
Daniel T. Huang

/s/ Shafik H. Ladha		Director	Dated: March 21, 2002
Shafik H. Ladha

		Director	Dated:
Sion Nyen (Francis) Lai

/s/ Shih Chien Lo		Director	Dated: March 26, 2002
Shih Chien (Raymond) Lo

/s/ Nack Paek		Director	Dated: March 20, 2002
Nack Paek

/s/ Carl L. Patrick, Jr.		Director	Dated: March 26, 2002
Carl L. Patrick, Jr.

/s/ W. Clayton Sparrow, Jr.		Director	Dated: March 23, 2002
W. Clayton Sparrow, Jr.

		Director	Dated:
Howard H. L. Tai

Index to Exhibits
Exhibit Number	Description
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

10.2a

Fifth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

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

10.10

Lease agreement dated February 4, 2000, between Three Rivers Land Development, L.L.C., Lessor and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Peachtree Corners office).

11.1	Statement Regarding Computation of Net Income per Share	28
13.1	2001 Annual Report to Shareholders	29
21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
23.1	Independent Accountants' Consent	81