Form 10-Q
period 2002-03-31
SUMMIT BANK CORP
filed 2002-05-10
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 205492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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
Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at May 1, 2002
Common Stock. $.0l par value	1,864,909

The Exhibit Index Appears on Page 17

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	March 31, 2002	December 31, 2001

ASSETS:
Cash and due from banks	$12,006	$15,314
Federal funds sold	9,000	--
Interest-bearing deposits in other banks	319	553
Investment securities available for sale, at fair value	77,492	77,020
Investment securities held to maturity, at amortized cost	11,554	11,559
Other investments	1,630	1,630
Loans, net of unearned income	223,958	207,637
Loans held for sale	11,769	12,107
Less: allowance for loan losses	(3,470)	(3,234)

Net loans	232,257	216,510

Premises and equipment, net	3,477	3,426
Customers' acceptance liability	1,653	2,117
Goodwill, net	1,530	1,530
Bank Owned Life Insurance	6,281	6,172
Other assets	6,209	5,612

Total assets	$363,408	$341,443

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$65,714	$66,942
Interest-bearing:
Demand	62,104	54,932
Savings	10,624	9,899
Time, $100,000 and over	76,262	70,654
Other time	85,250	92,497

Total deposits	299,954	294,924

Federal Home Loan Bank advances	19,920	10,000
Other borrowed funds	13,794	5,466
Acceptances outstanding	1,653	2,117
Other liabilities	2,093	1,540

Total liabilities	337,436	314,069

STOCKHOLDERS' EQUITY:
Common stock	20	19
Additional paid-in capital	17,061	18,252
Retained earnings	9,360	8,860
Accumulated other comprehensive (loss) income	(447)	265

Total stockholders' equity	25,994	27,396

Total liabilities and stockholders' equity	$363,408	$341,443

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2002	2001

Interest income
Loans, including fees	$3,862	$4,785
Interest-bearing deposits in other banks	2	4
Federal funds sold	10	319
Investment securities	766	536
Mortgage-backed securities	595	598

Total interest income	5,235	6,242

Interest expense
Time deposits, $100,000 and over	717	1,055
Other deposits	1,126	1,621
Federal Home Loan Bank advances	138	151
Short-term borrowings	65	73

Total interest expense	2,046	2,900

Net interest income	3,189	3,342
Provision for loan losses	365	200

Net interest income after provision for loan losses	2,824	3,142

Noninterest income
Fees for international banking services	246	313
SBA loan servicing fees	25	44
Service charge income	179	128
Non-sufficient funds charges	204	153
Increase in CSV of Bank Owned Life Insurance	109	--
Other	414	423

Total noninterest income	1,177	1,061

Noninterest expenses
Salaries and employee benefits	1,437	1,417
Equipment	190	288
Net occupancy	226	253
Other operating expenses	973	1,025

Total noninterest expenses	2,826	2,983

Income before income taxes	1,175	1,220
Income tax expense	326	422

Net income	$849	$798

Basic net income per common share	$.44	$.40
Diluted net income per common share and
common share equivalents	$.44	$.40

Weighted-average shares outstanding - basic	1,921,471	1,977,027
Weighted-average shares outstanding - diluted	1,924,118	1,980,495

Dividends declared per common share	$.18	$.18

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(In thousands)	2002	2001

Cash flows from operating activities:

Net income	$849	$798
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	146	251
Net amortization of premiums/discounts on investment securities	81	51
Amortization of intangibles	65	92
Provision for loan losses	365	200
Unrealized gain on interest rate swap	(296)	--
Increase in CSV of Bank Owned Life Insurance	(109)	--
Changes in other assets and liabilities:
Net increase in loans held for sale	338	1,005
Increase (decrease) in other assets	64	(105)
Increase in other liabilities	1,468	418

Net cash provided by operating activities	2,971	2,710

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale	--	4,500
Principal collections on investment securities, available for sale	3,848	617
Principal collections on investment securities, held for maturity	2	--
Purchases of investment securities, available for sale	(5,106)	(28,782)
Purchases of investment securities, held to maturity	--	(5,354)
Loans made to customers, net of principal collected on loans	(16,449)	(2,032)
Purchases of premises and equipment	(197)	(149)

Net cash used in investing activities	(17,902)	(31,200)

Cash flows from financing activities:

Net increase in demand and savings deposits	6,669	2,405
Net increase (decrease) in time deposits	(1,639)	38,342
Repurchase of common stock	(1,186)	(49)
Dividends paid	(353)	(356)
Net increase in borrowed funds	16,898	2,749

Net cash provided by financing activities	20,389	43,091

Net increase in cash and cash equivalents	5,458	14,601
Cash and cash equivalents at beginning of period	15,867	23,570

Cash and cash equivalents at end of period	$21,325	$38,171

Supplemental disclosures of cash paid during the period:
Interest	$2,185	$2,612
Income taxes	$415	$--

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc., (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Total comprehensive income for the three months ended March 31, 2002 was $137,000 compared to $1,231,000 for the three months ended March 31, 2001.

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

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. As the Company had not initiated any business combinations prior to December 31,2001, the adoption of SFAS No. 141 did not have an impact on the consolidated financial statements of the Company.

In accordance with the provisions of SFAS No. 142, the Company is required to test its goodwill for impairment. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company will perform the required tests under SFAS No. 142 during the second quarter of 2002. Management does not expect the analysis will indicate impairment of the Company's recorded goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues related to SFAS No. 121. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company's 2001 Annual report on Form 10-K. Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical.

Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lend to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Performance Overview

The Company reported net income of $849,000 for the first quarter of 2002, compared to $798,000 for the first quarter of 2001, an increase of 6%. The increase in earnings was primarily attributed to higher noninterest income, lower operating costs, and a lower effective income tax rate. Net earnings per share for the first quarter of 2002 were $.44 (basic and diluted) compared to $.40 (basic and diluted) for first quarter 2001, also due in part to stock repurchases during the past twelve months. With a stable interest rate environment this quarter, the Bank has had the opportunity to reduce its funding costs by repricing maturing high rate time deposits to current market rates. While the net interest margin was actually lower for first quarter 2002 at 4.00%, compared to 4.64% for the first quarter 2001, Management believes the Bank's net interest margin is likely to improve in the next few quarters with other repricing opportunities of high rate certificates of deposits and continued loan growth. More importantly, when the economy regains momentum, thus prompting the Federal Reserve Bank to increase rates, the Bank's margin will likely increase. Interest income declined $1 million, while interest expense declined $854,000, comparing the first quarters of 2002 to 2001. Fairly strong loan growth during the trailing twelve months offset any further decreases in interest income due to interest rates. Total loans were $236 million at March 31, 2002, up $45 million, or 23%, from total loans at March 31, 2001. Noninterest income increased by $116,000, or 11%, for the quarter compared to first quarter last year, while noninterest expenses declined for the same comparable periods.

The annualized return on average stockholders' equity for the 2002 three-month period was 12.3% versus 12.2% for the 2001 three-month period, and the return on average assets was .97% in the 2002 period compared to 1.02% in the 2001period. Book value per share was $13.94 at March 31, 2002 compared to $14.16 at December 31, 2001 and $13.55 at March 31, 2001. In the first quarters of both 2002 and 2001, the Company paid a cash dividend of $.18 per share for an annualized dividend per share of $.72.

Total assets of the Company were $363 million at March 31, 2002, reflecting a 6.4% growth rate this year. The primary reason for the strong asset growth was the increase in the loan portfolio during first quarter 2002. Total loans have grown $16 million, or 7%, since December 31, 2001, primarily in commercial loans. This growth was funded mainly with short-term borrowings, including additional Federal Home Loan Bank advances. As a result of this loan growth, the loan to deposit ratio at March 31, 2002 improved to 77% from 73% at the end of 2001. The investment portfolio reflected no change from year-end 2001.

Total deposits increased $5 million during the first quarter to $300 million, with the growth occurring primarily in money market accounts. Approximately 40% of the Bank's time deposits matured in the first quarter; however, the Bank was able to retain or replace nearly all of these deposits and will benefit from renewal rates that were as much as 500 basis points lower. Total time deposits at March 31, 2002 were $162 million compared to $163 million at December 31, 2001. Average non-interest-bearing demand deposits were flat in first quarter 2002 compared to the 2001 quarter.

Net interest income declined 5%, or $153,000, in first quarter 2002, compared to first quarter 2001. The decrease was primarily due to the lower loan rates as most of the loan portfolio is tied to the prime rate. The provision for loan losses was $365,000 in first quarter of 2002 compared to $200,000 during the same period last year. The increase was solely due to the strong loan growth this year as the quality of the loan portfolio during 2002 has remained stable despite the growth.

Noninterest income for the current first quarter was $1,177,000, up $116,000 from first quarter last year as a result of the $109,000 increase in the cash surrender value of the Bank Owned Life Insurance purchased in fourth quarter 2001, as well as an unrealized gain of $296,000 resulting from the appreciation in fair value of an interest rate swap. During the quarter ended March 31, 2002, the Company designated the interest rate swap as a hedge of certain variable cash flows eliminating the requirement to record future changes in fair value of the swap in earnings. In the quarter ended March 31, 2001, the Company recognized $306,000 due to recoveries that related to loan losses that pre-dated the 1998 acquisition of California Security Bank. Service charge and non-sufficient funds fees, combined, increased $102,000 in first quarter of 2002 compared to the first quarter of 2001, primarily due to product price increases that took effect on February 1, 2002.

The Company also recorded $260,000 of special charges in first quarter 2001 which are not reflected in first quarter 2002. These charges included an impairment expense for the Company's non-banking subsidiary, CashMart, Inc., which is now inactive, as well as legal fees related to an unsuccessful acquisition attempt. Noninterest expenses for the first quarters of 2002 and 2001, excluding these charges, increased 4%, or $103,000. Equipment costs increased $27,000, as computer equipment and technology are constantly being upgraded for efficiency. Other professional fees also increased $62,000 primarily due to certain consulting fees related to strategic planning. Accounting fees were up this year approximately $30,000, partially as a result of fees associated with establishing a Real Estate Investment Trust (REIT) as a subsidiary of the Bank. However, these costs were offset by tax savings generated by the REIT which provides additional state tax savings on the income of certain assets. Offsetting a portion of the increase in operating costs was the termination of goodwill amortization this year per SFAS No. 142. Last year $23,000 was recorded for the amortization of goodwill through March 31, 2001. For the first three months of this year, the Company's efficiency ratio improved to 65% from 68% for the same period last year, primarily due to higher noninterest income this year, and lower operating expenses.

Asset Quality

Non-performing assets were $778,000 at March 31, 2002 compared to $463,000 at year-end 2001. Last year-end's total consisted of one commercial loan secured by business assets. The March 31, 2002 amount included the same commercial loan, two more commercial loans collateralized with business assets totaling $214,000, and one $101,000 SBA loan, which carries a 75% guarantee from the SBA. Non-performing assets represented .33% of total loans and other real estate owned as of March 31, 2002 compared to .21% at December 31, 2001. Although non-performing assets increased slightly in first quarter 2002, from the low point last quarter, Management feels that the total of non-performing assets remains a very manageable amount, particularly since the total at March 31, 2001 was $1.7 million, or .91%, of total loans and other real estate. There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2002.

Non-performing Assets
	March 31,	December 31,
(Dollars in thousands)	2002	2001

Loans on non-accrual
SBA guaranteed	$101	$--
Non-SBA guaranteed	677	463

Total non-performing assets	$778	$463

Total non-performing assets as a
percentage of total loans and other real estate	.33%	.21%
Total non-performing loans as a percentage of total loans	.33%	.21%

Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that Management believes require special attention. The determination of the allowance for loan losses is subjective and considered a critical accounting policy of the Company.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which, include restaurants, convenience stores, and strip shopping centers. The risk to lending to these types of businesses is that they typically are more vulnerable to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First a large portion of these loans is supported by government guarantees obtained from the Small Business Association. Secondly, the majority of the Company's loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions.

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $108,000 at March 31, 2002. The basis for the unallocated reserves is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $3.5 million at March 31, 2002 from $3.2 million at year-end 2001, an increase of 7%. The increase was due to the 7% growth rate in the loan portfolio during 2002. Combined criticized and classified assets at March 31, 2002 were $3.7 million compared to the $4.3 million at December 31, 2001, a decline of 14%, indicating an improvement in quality despite the strong continued growth of the portfolio. Gross charged off loans for the year to date through March 2002 totaled $132,000, while recoveries for the period totaled $3,000, for an annualized net charge-off rate of .23% of average total loans. The net charge-off rate for the first three months of 2001 was .61%.

The allowance for loan losses represented 1.47% and 1.60% of total loans outstanding at March 31, 2002 and December 31, 2001. The decrease is reflective of improved credit quality. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the three months ending March 31, 2002 and 2001.

Analysis of Allowance for Loan Losses

for the Three Months Ended March 31,
(In thousands)	2002	2001

Allowance for loan losses at beginning of period	$3,234	$3,141

Charge-offs:
Commercial, financial, and agricultural	81	273
SBA	46	44
Installment loans to individuals	5	11

Total charge-offs	132	328

Recoveries:
Commercial, financial, and agricultural	-	2
SBA	2	20
Real estate	1	9
Installment loans to individuals	-	2

Total recoveries	3	33

Net charge-offs	129	295

Provision for loan losses charged to income	365	200

Allowance for loan losses at end of period	$3,470	$3,046

Based on an analysis performed by management at March 31, 2002 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Derivative Instruments and Hedging Activities

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate obligations without the exchange of underlying principal amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties' failure to fulfill their legal obligation. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

In 2001, the Company entered into two interest rate swap agreements. A variable rate interest rate swap with a notional amount of $5,000,000 was designated as a hedge against the change in fair value of $5,000,000 of fixed rate FHLB advances. The interest rate swap changed the fixed rate debt obligation to variable cash flows. As the interest rate swap qualified as a fair value hedge, the Company marked both the interest rate swap and the FHLB advance to fair value. Interest expense for the quarter ended March 31, 2002 includes $19,000 in net gains representing fair value hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

A fixed rate interest rate swap with a notional amount of $25,000,000 was entered into to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed cash flows. At the date of inception of the swap it was designated as a trading instrument, and, as a result, any fluctuations in fair value of the interest rate swap is recorded in earnings. For the year ended December 31, 2001, the Company recorded an unrealized loss of $275,000 due to the decline in fair value of the interest rate swap. In January 2002, the Company designated the interest rate swap as a hedge of certain variable cash flows, eliminating the requirement to record future changes in fair value of the swap in earnings.

Liquidity and Capital Adequacy

The Bank experienced a reduction of liquidity during the first quarter of 2002 as a result of the strong loan growth and slow deposit growth. Funding for the loans was obtained by increasing the Federal Home Loan Bank advance total by $10 million at a rate of 2.10% for six months, in addition to the growth in the total of overnight investment account balances by $7.5 million. At March 31, 2002, the Company's average net loan to average deposit ratio was 77%, up from 73% at year-end, which was also driven by loan growth. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Additionally, the Bank increased its borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, to $50 million from $25 million. The total amount of advances outstanding under this line at March 31, 2002 was $20 million. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company decreased $1.4 million during first quarter 2002, to $26 million for two reasons.  Firstly, the Company implemented and completed a "Dutch Auction" tender offer of its common stock in March, which resulted in the repurchase of 69,735 shares of stock at $17.00 per share, or $1.2 million in the aggregate.  The offer was made pursuant to Management's capital management strategies and was designed to reduce excess capital and provide a market for shareholders to liquidate their shares at a fair price.  Secondly, other comprehensive income declined $700,000.  Included in other comprehensive income was the change in the market value of the investment security portfolio available for sale and the change in the fair value of the interest rate swap.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 7.2% at March 31, 2002 compared to 7.3% at year-end 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2002, the Bank had a risk-weighted total capital ratio of 11.5% and a Tier 1 risk-weighted capital ratio of 10.2%, slightly below year-end 2001 ratios of 11.7% and 10.5%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at March 31, 2002 was approximately $23 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although

Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
(In thousands)	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years

Demand and savings	$138,442	$-	$-	$-	$-	$-
deposits
Time deposits	129,770	5,213	15,056	8,030	3,393	50
Federal Home Loan	15,000	-	-	5,000	-	-
bank advances
Other borrowed funds	13,794	-	-	-	-	-
Commitments to customers	23,077	-	-	-	-	-
under lines of credit
Commitments under	767	784	803	823	617	980
lease agreements

	$320,850	$5,997	$15,859	$13,853	$4,010	$1,030

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual report on Form 10-K.

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

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	May 10, 2002

INDEX TO EXHIBITS
Exhibit		Page
11.1	Statement Regarding Computation of Per Share Earnings	18

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings

Statement Regarding Computation of	Three months ended March 31,
Per Share Earnings	2002	2001

Basic net income per share:
Weighted-average shares outstanding	1,921,471	1,977,027
Net income per share	$.44	$.40

Weighted-average common shares
outstanding and common share
equivalents	1,924,118	1,980,495

Net income	$849,000	$798,000

Diluted net income per share	$.44	$.40