Form 10-Q
period 2002-06-30
SUMMIT BANK CORP
filed 2002-08-13
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 25492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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
Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at August 1, 2002
Common Stock. $.0l par value	1,864,909

The Exhibit Index Appears on Page 18

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	June 30, 2002	December 31, 2001

ASSETS:
Cash and due from banks	$15,853	$15,314
Federal funds sold	11,500	--
Interest-bearing deposits in other banks	450	553
Investment securities available for sale, at fair value	77,102	77,020
Investment securities held to maturity, at amortized cost	11,549	11,559
Other investments	1,630	1,630
Loans, net of unearned income	228,730	207,637
Loans held for sale	11,638	12,107
Less: allowance for loan losses	(3,303)	(3,234)

Net loans	237,065	216,510

Premises and equipment, net	3,426	3,426
Customers' acceptance liability	1,504	2,117
Goodwill, net	1,530	1,530
Bank Owned Life Insurance	6,389	6,172
Other assets	5,263	5,612

Total assets	$373,261	$341,443

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$64,796	$66,942
Interest-bearing:
Demand	67,106	54,932
Savings	12,039	9,899
Time, $100,000 and over	84,019	70,654
Other time	85,358	92,497

Total deposits	313,318	294,924

Federal Home Loan Bank advances	19,996	10,000
Other borrowed funds	8,972	5,466
Acceptances outstanding	1,504	2,117
Other liabilities	1,363	1,540

Total liabilities	345,153	314,047

STOCKHOLDERS' EQUITY:
Common stock	20	19
Additional paid-in capital	17,061	18,252
Retained earnings	10,041	8,860
Accumulated other comprehensive income	986	265

Total stockholders' equity	28,108	27,396

Total liabilities and stockholders' equity	$373,261	$341,443

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share amounts)	2002	2001	2002	2001

Interest income
Loans, including fees	$4,006	$4,503	$7,868	$9,288
Interest-bearing deposits in other banks	2	3	4	7
Federal funds sold	15	96	25	415
Investment securities	895	773	1,661	1,309
Mortgage-backed securities	528	669	1,123	1,267

Total interest income	5,446	6,044	10,681	12,286

Interest expense
Time deposits, $100,000 and over	802	1,047	1,519	2,102
Other deposits	1,002	1,684	2,128	3,305
Federal Home Loan Bank advances	110	154	248	305
Short-term borrowings	57	61	122	134

Total interest expense	1,971	2,946	4,017	5,846

Net interest income	3,475	3,098	6,664	6,440
Provision for loan losses	212	175	577	375

Net interest income after provision for loan losses	3,263	2,923	6,087	6,065

Noninterest income
Fees for international banking services	276	293	522	606
SBA loan servicing fees	33	37	58	81
Service charge income	195	143	374	271
Non-sufficient funds charges	226	148	430	301
Increase in CSV of Bank Owned Life Insurance	108	--	217	--
Net gains on sales of investment securities, available	218	--	218	--
for sale
Other	80	109	494	532

Total noninterest income	1,136	730	2,313	1,791

Noninterest expenses
Salaries and employee benefits	1,438	1,348	2,875	2,765
Equipment	194	191	384	479
Net occupancy	246	239	472	492
Other operating expenses	1,036	932	2,009	1,957

Total noninterest expenses	2,914	2,710	5,740	5,693

Income before income taxes	1,485	943	2,660	2,163
Income tax expense	468	333	794	755

Net income	$1,017	$610	$1,866	$1,408

Basic net income per common share	$.55	$.31	$.99	$.71
Diluted net income per common share and
common share equivalents	$.54	$.31	$.98	$.71

Weighted-average shares outstanding - basic	1,864,909	1,975,723	1,893,034	1,976,372
Weighted-average shares outstanding - diluted	1,870,622	1,975,723	1,897,039	1,976,372

Dividends declared per common share	$.18	$.18	$.36	$.36

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$1,866	$1,408
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	290	400
Net amortization of premiums on investment securities	203	122
Amortization of intangibles	129	183
Provision for loan losses	577	375
Net gains on sales of investment securities, available for sale	(218)	--
Unrealized gain on interest rate swap	380	--
Increase in CSV of Bank Owned Life Insurance	(217)	--
Changes in other assets and liabilities:
Net decrease in loans held for sale	469	764
Increase in other assets	(564)	(2,096)
Increase in other liabilities	(215)	218

Net cash provided by operating activities	2,700	1,374

Cash flows from investing activities:
Proceeds from maturities of investment securities, available for sale	2,850	5,500
Proceeds from sales of investment securities, available for sale	18,521	--
Principal collections on investment securities, available for sale	7,105	2,362
Principal collections on investment securities, held for maturity	4	3
Purchases of investment securities, available for sale	(27,516)	(36,695)
Purchases of investment securities, held to maturity	--	(7,565)
Loans made to customers, net of principal collected on loans	(21,460)	(13,997)
Purchases of premises and equipment	(290)	(428)

Net cash used in investing activities	(20,786)	(50,820)

Cash flows from financing activities:
Net increase in demand and savings deposits	12,168	5,998
Net increase in time deposits	6,226	40,905
Repurchase of common stock	(1,186)	(49)
Dividends paid	(689)	(712)
Net increase (decrease) in borrowed funds	13,502	(593)
Net increase (decrease) in minority interest in non-bank subsidiary	1	(34)

Net cash provided by financing activities	30,022	45,515

Net increase in cash and cash equivalents	11,936	(3,931)
Cash and cash equivalents at beginning of period	15,867	23,570

Cash and cash equivalents at end of period	$27,803	$19,639

Supplemental disclosures of cash paid during the period:
Interest	$3,971	$5,567
Income taxes	$836	$614
Supplemental disclosures of noncash investing activities:
Transfer of loan collateral to other real estate owned	$141	$800

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these condensed consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year-ended December 31, 2001.

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

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year-ended December 31, 2001.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Total comprehensive income for the three months ended June 30, 2002 and 2001 was $2,450,000 and $1,301,000, respectively. For the six month period ended June 30, 2002 total comprehensive income was $2,587,000 compared to $1,734,000 for the six months ended June 30, 2001.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Because the Bank has not initiated any business combinations since the effective date of SFAS No. 141, this pronouncement has not impacted the Bank's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption.

In accordance with the provisions of SFAS No. 142, the Company is required to test its goodwill for impairment. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company completed the test for goodwill impairment as required under SFAS No. 142 during the second quarter of 2002 and determined that the goodwill recorded as of June 30, 2002 was not impaired.

At June 30, 2002 and December 31, 2001, the Company had net unamortized goodwill of approximately $1,530,000. The Company recorded amortization of approximately $23,000 and $46,000 for the three and six months ended June 30, 2001, respectively. The following is a summary of net income and net income per share for the three and six months ended June 30, 2001 excluding goodwill amortization expense.

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001

Reported net income	$ 610,000	$ 1,408,000
Add back: goodwill amortization	23,000	46,000
Adjusted net income	633,000	1,454,000

Basic net income per share:
Reported net income	$ .31	$ .71
Add back: goodwill amortization	.01	.02
Adjusted net income	.32	.73

Diluted net income per share:
Reported net income	$ .31	$ .71
Add back: goodwill amortization	.01	.02
Adjusted net income	.32	.73

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

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

Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lend to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. As described further below, Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

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

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is determined based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated portions of the allowance, the Company has established an unallocated allowance of $387,000 at June 30, 2002. The basis for the unallocated allowance is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

Performance Overview

The Company reported net income of $1,017,000 for the second quarter of 2002, compared to $610,000 for the second quarter of 2001, an increase of 67%. The increased earnings were primarily attributed to higher net interest income prompted by significant reductions in interest expense on deposits and other funding sources. Additionally, higher noninterest income resulted from gains on sales of securities in the second quarter of 2002 and income recognized from the increase in cash surrender value of Bank Owned Life Insurance ("BOLI") contracts. Net earnings per share (diluted) for the second quarter of 2002 were $.54 compared to $.31 for second quarter 2001.

For the six-month periods ended June 30, 2002 and 2001, the Company reported net earnings of $1,866,000 and $1,408,000, respectively. This improvement was also attributed to lower funding costs and stronger noninterest income. Net earnings per share (diluted) for the comparable six-month periods were $.98 and $.71 at June 30, 2002 and 2001, respectively. Stock repurchases during first quarter 2002 also enhanced earnings per share performance. In March 2002 the Company repurchased 69,735 shares of its common stock under a "Dutch Auction" tender offer at a price of $17 per share, $1.2 million in the aggregate.

Net interest income increased to $3.5 million in the second quarter of 2002, a 12% increase from $3.1 million in the same period last year. Interest income for the quarter ended June 30, 2002 declined $598,000 compared to the same period last year as a result of an overall lower rate environment, specifically the Prime rate. Most of the Company's loans are indexed to this floating rate which has been stable at 4.75% since fourth quarter 2001. More importantly, offsetting this decline the Company has been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense of $975,000 during second quarter 2002 compared to the same period last year. For the comparable six-month periods, net interest income increased to $6.7 million from $6.4 million a year earlier, an increase of 5%. During this period interest income declined $1.6 million in 2002 versus 2001, while interest expense declined over $1.8 million. The Company's net interest margin continued to improve for the second quarter of 2002 to 4.11%, up from 3.96% in first quarter 2002 and a low of 3.76% in fourth quarter of 2001. Strong loan growth during the trailing twelve months, and particularly during the first six months of 2002, also provided additional momentum to the improvement of net interest income.

Total assets were $373 million at June 30, 2002, an increase of 9% from $341 million at year-end 2001, and 13% over total assets of $331 million at June 30, 2001. Balance sheet growth was fueled by new loan volume resulting in total loans of $237 million at June 30, 2002, up 9% from year-end 2001. During the trailing twelve months total loans have grown at a rate of 18% from $200 million at June 30, 2001. Management attributes the loan growth to business borrowers taking advantage of the low rate environment to refinance existing debt (with other institutions) and overall expansion in the small business sector. Loan growth has been funded through a combination of deposit growth and additional advances under an established line with the Federal Home Loan Bank of Atlanta ("FHLB"). At June 30, 2002 the Company had $12 million in federal funds sold as a temporary investment, pending absorption by additional loan growth. The improvement in earnings this year to date resulted in a return on average assets of 1.04% compared to .88% through June 30, 2001, as well as a return on average equity of 13.8% compared to 10.66% for the prior period.

Total deposits increased to $313 million at June 30, 2002, a 6% increase from $295 million at year-end 2001. During the recent six months noninterest-bearing demand deposits declined $2 million while interest-bearing demand and savings deposits increased $12 million and $2 million, respectively. Certificates of deposit declined to $85 million at June 30, 2002 from $92 million at year-end 2001 largely due to the dramatic decline in interest rates during the last 12 months. Jumbo certificates, those of $100,000 and greater, increased to $84 million at June 30, 2002 from $71 million at year-end 2001, an increase of 18%. During the current quarter, the Bank acquired $5.2 million in wholesale institutional funds obtained through a national market rate system at rates generally lower than local markets, of which $2.4 million was certificates of $100,000.

Noninterest income for the second quarter increased sharply to $1,136,000 from $730,000 for the second quarter last year. This $400,000 increase was the result of several factors. The Company recorded $235,000 in net gains from sales of investment securities in the current quarter while there were no security sales in the second quarter of 2001. Revenue from the increase in cash surrender value of BOLI contracts also provided an additional $108,000 for the quarter compared to none in the second quarter of 2001. Service charges and non-sufficient funds charges also increased $52,000 and $78,000 respectively. The increase in service charge fees resulted from a revised fee schedule that was implemented in first quarter 2002. The increase in non-sufficient funds charges is volume-related. For the comparable six-month periods, the Company noted similar increases in service charges of $103,000, non-sufficient funds charges of $129,000, and increase in cash surrender value of BOLI of $217,000. Additionally, in the first quarter of 2002 the Company recorded $296,000 as an unrealized gain resulting from the appreciation in fair value of an interest rate swap. The interest rate swap was designated as a hedge of certain variable cash flows eliminating the requirement to record future changes in fair value of the swap in earnings. Conversely, during the six month period ended June 30, 2001, the Company recognized $306,000 due to recoveries that related to loan losses that pre-dated the 1998 acquisition of California Security Bank.

Noninterest expenses were $2.9 million in the current quarter, up from $2.7 million for the second quarter last year. Personnel expenses accounted for $90,000 of the increase while other operating expenses accounted for another $100,000. The additional other operating expenses were the result of higher legal fees and repossession expenses associated with certain loan collection efforts and additional professional services associated with the establishing of a Real Estate Investment Trust ("REIT") as a subsidiary of the bank. The additional costs are offset by the tax savings generated by the REIT. As of June 30, 2002 the Company's effective income tax rate decreased to 29.8% from 34.9% a year earlier.

Summit's efficiency ratio, operating expenses as a percentage of net interest income and other operating income, for the six-month period ended June 30, 2002 improved to 64% from 69% at June 30, 2001.

Asset Quality

Non-performing assets were $291,000 at June 30, 2002 compared to $463,000 at year-end 2001. The amount at June 30, 2002 consists of one commercial loan totaling $150,000 which had a full loss reserve allocation and a foreclosed parcel of commercial property carried at $141,000. Non-performing assets represented .12% of total loans and other real estate owned as of June 30, 2002 compared to .21% at December 31, 2001. Management considers the current level of non-performing assets at a very manageable level. There was one loan in the amount of $19,000 past due 90 days or more as to principal or interest payments and still accruing at June 30, 2002. Subsequent to that date payments were received bringing the delinquency to less than 60 days.

Non-performing Assets
	June 30,	December 31,
(Dollars in thousands)	2002	2001

Loans on non-accrual
SBA guaranteed	$--	$--
Non-SBA guaranteed	150	463
Foreclosed Properties	141	--

Total non-performing assets	$291	$463

Loans 90 days past due and still accruing interest	$19	$--
Total non-performing assets as a
percentage of total loans and other real estate	.12%	.21%
Total non-performing loans as a percentage of total loans	.06%	.21%

Allowance for Loan Losses

The allowance for loan losses represents an accrual for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that Management believes require special attention. The determination of the allowance for loan losses is subjective and considered a critical accounting policy of the Company. For a discussion of the Company's methodology for determining the allowance, see "Critical Accounting Policies" above.

The allowance for loan losses increased to $3.3 million at June 30, 2002 from $3.2 million at year-end 2001, an increase of 3.2%. The increase was due primarily to growth in the loan portfolio during 2002 since overall loan quality indicators showed improvement. Combined criticized and classified assets at June 30, 2002 were $3.2 million compared to $4.3 million at December 31, 2001, a decline of 26%, indicating overall improvement in loan quality. Gross charged off loans for the year to date through June 30, 2002 totaled $539,000, while recoveries for the period totaled $31,000, for an annualized net charge-off rate of .44% of average total loans. The net charge-off rate for the first six months of 2001 was .58%.

The provision for second quarter 2002 was $212,000 resulting in a total provision for the six-month period ended June 30, 2002 of $577,000. By comparison, the provision for the six-month period last year was $375,000. The reduction in non-performing loans and delinquencies allowed for re-allocation of reserves previously assigned for certain non-performing loans to otherwise offset provision necessary to fund loan growth.

The allowance for loan losses represented 1.37% and 1.47% of total loans outstanding at June 30, 2002 and December 31, 2001. The decrease is reflective of improved credit quality. The determination of the allowance for loan losses rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the six months ended June 30, 2002 and 2001.

Analysis of Allowance for Loan Losses

for the Six Months Ended June 30,
(In thousands)	2002	2001

Allowance for loan losses at beginning of period	$3,234	$3,141

Charge-offs:
Commercial, financial, and agricultural	492	371
SBA	42	118
Real Estate	--	139
Installment loans to individuals	5	20

Total charge-offs	539	648

Recoveries:
Commercial, financial, and agricultural	10	29
SBA	18	29
Real estate	3	18
Installment loans to individuals	--	7

Total recoveries	31	83

Net charge-offs	508	565

Provision for loan losses charged to income	577	375

Allowance for loan losses at end of period	$3,303	$2,951

Based on an analysis performed by management at June 30, 2002, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In 2001, the Company entered into two interest rate swap agreements. A variable rate interest rate swap with a notional amount of $5,000,000 was designated as a hedge against the change in fair value of $5,000,000 of fixed rate FHLB advances. The interest rate swap changed the fixed rate debt obligation to variable cash flows. As the interest rate swap qualified as a fair value hedge, the Company marked both the interest rate swap and the FHLB advance to fair value. Interest expense for the quarter ended June 30, 2002 includes $65,000 in net gains representing fair value hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings. For the six-month period ended June 30, 2002, $84,000 in net gains were recorded against interest expense representing the fair value hedge ineffectiveness.

A fixed rate interest rate swap with a notional amount of $25,000,000 was entered into to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed cash flows. At the date of inception of the swap it was designated as a trading instrument, and, as a result, any fluctuations in fair value of the interest rate swap is recorded in earnings. For the year-ended December 31, 2001, the Company recorded an unrealized loss of $275,000 due to the decline in fair value of the interest rate swap. In January 2002, the Company recorded an unrealized gain of $296,000 due to the increase in fair value of the interest rate swap and subsequently designated the interest rate swap as a hedge of certain variable cash flows, thus eliminating the requirement to record future changes in fair value of the swap in earnings.

Liquidity and Capital Adequacy

The Bank's loan growth during the last six months has largely been met through deposit growth and FHLB advances. At June 30, 2002 the Bank's liquidity (liquid assets as a percentage of total deposits) was 37% compared to 39% at December 31, 2001. Through June 30, 2002, the Company's average net loan to average deposit ratio for the year was 77%, up from 73% at year-end. Management analyzes the level of off-balance sheet assets and liabilities, such as unfunded loan commitments and outstanding letters of credit, as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Additionally, the Bank increased its borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, to $50 million from $25 million. The total amount of advances outstanding under this line at June 30, 2002 was $20 million. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased a net of $712,000 during the first six months of 2002, to $28.1 million. This increase was primarily the result of an increase in other comprehensive income of $721,000 from year-end 2001. Notwithstanding this change, stockholders' equity at June 30, 2002 was unchanged from year-end 2001. During first quarter 2002 the Company implemented and completed a "Dutch Auction" tender offer of its common stock which resulted in the repurchase of 69,735 shares of stock at $17.00 per share, or $1.2 million in the aggregate in March 2002. The offer was made pursuant to Management's capital management strategies and was designed to reduce excess capital and provide a market for shareholders to liquidate their shares at a fair price. Additionally, the Company paid $689,000 in cash dividends to its shareholders during the first six months of 2002, representing $.36 per share.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 7.0% at June 30, 2002 compared to 7.3% at year-end 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2002, the Bank had a risk-weighted total capital ratio of 11.5% and a Tier 1 risk-weighted capital ratio of 10.3%, slightly below year-end 2001 ratios of 11.7% and 10.5%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at June 30, 2002 was approximately $25 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
(In thousands)	Due in 1Year	Due in 2Years	Due in 3Years	Due in 4Years	Due in 5 Years	Due after 5 Years

Demand and savings	$143,941	$-	$-	$-	$-	$-
Deposits
Time deposits	124,018	13,665	15,459	8,277	7,906	52
Federal Home Loan Bank	15,000	-	-	4,996	-	-
advances
Other borrowed funds	8,972	-	-	-	-	-
Commitments to customers	25,248	-	-	-	-	-
under lines of credit
Commitments under	770	789	808	771	621	823
lease agreements

	$317,949	$14,454	$16,267	$14,044	$8,527	$875

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year-ended December 31, 2001 included in the Company's 2001 Annual report on Form 10-K.

PART II. - OTHER INFORMATION
ITEM 1.	Legal Proceedings - Not Applicable
ITEM 2.	Changes in Securities and Use of Proceeds
	a)	Not Applicable
	b)	Not Applicable
	c)	Not Applicable
	d)	Not Applicable
ITEM 3.	Defaults Upon Senior Securities - Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 29, 2002. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 2002, for the primary purposes of electing six members to the Board of Directors.

Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of the shareholders and each director serves a three-year term. Six Class I Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2005:

Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., and Pin Pin Chau. All six nominees were elected.

Proxies for 67%, or 1,254,291 of the 1,864,909 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

Director	Votes For	Votes Withheld

Aaron I. Alembik	1,187,186	67,105
Jack N. Halpern	1,253,741	550
Sion Nyen (Francis) Lai	1,253,741	550
Shih Chien (Raymond) Lo	1,238,577	15,714
W. Clayton Sparrow, Jr.	1,253,741	550
Pin Pin Chau	1,253,641	650

The following Class II and Class III directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Peter M. Cohen, Donald R. Harkleroad, Daniel T. Huang, Shafik H. Ladha, Paul C. Y. Chu, Howard H. L. Tai, P. Carl Unger, Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Nack Y. Paek, Carl L. Patrick, Jr., and David Yu.

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2003 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than February 15, 2003. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 5.	Other Information - Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

Exhibit 11. 1
Statement Regarding Computation of Net Income Per Share

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
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

DATE:	August 12, 2002

INDEX TO EXHIBITS

Exhibit		Page
11.1	Statement Regarding Computation of Net Income Per Share	19