Form 10-Q
period 2002-09-30
SUMMIT BANK CORP
filed 2002-10-28
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 25492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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
Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at October 28, 2002
Common Stock. $.0l par value	1,875,909

The Exhibit Index Appears on Page 22

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	September 30, 2002	December 31, 2001

ASSETS:
Cash and due from banks	$19,819	$15,314
Federal funds sold	4,600	--
Interest-bearing deposits in other banks	666	553
Investment securities available for sale, at fair value	75,491	77,020
Investment securities held to maturity, at amortized cost	11,916	11,559
Other investments	1,630	1,630
Loans, net of unearned income	243,018	207,637
Loans held for sale	10,718	12,107
Less: allowance for loan losses	(3,347)	(3,234)

Net loans	250,389	216,510

Premises and equipment, net	3,358	3,426
Customers' acceptance liability	1,417	2,117
Goodwill, net	1,530	1,530
Bank Owned Life Insurance	6,496	6,172
Other assets	4,744	5,612

Total assets	$382,056	$341,443

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$67,476	$66,942
Interest-bearing:
Demand	72,738	54,932
Savings	10,329	9,899
Time, $100,000 and over	84,282	70,654
Other time	85,357	92,497

Total deposits	320,182	294,924

Federal Home Loan Bank advances	20,000	10,000
Other borrowed funds	9,018	5,466
Acceptances outstanding	1,417	2,117
Other liabilities	1,259	1,540

Total liabilities	351,876	314,047

STOCKHOLDERS' EQUITY:
Common stock	21	19
Additional paid-in capital	17,131	18,252
Retained earnings	10,814	8,860
Accumulated other comprehensive income	2,214	265

Total stockholders' equity	30,180	27,396

Total liabilities and stockholders' equity	$382,056	$341,443

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2002	2001	2002	2001

Interest income
Loans, including fees	$4,189	$4,411	$12,057	$13,699
Interest-bearing deposits in other banks	2	1	6	8
Federal funds sold	25	28	50	443
Investment securities	817	770	2,478	2,079
Mortgage-backed securities	526	673	1,649	1,940

Total interest income	5,559	5,883	16,240	18,169

Interest expense
Time deposits, $100,000 and over	802	997	2,321	3,099
Other deposits	988	1,551	3,116	4,856
Federal Home Loan Bank advances	189	155	437	460
Short-term borrowings	43	54	165	188

Total interest expense	2,022	2,757	6,039	8,603

Net interest income	3,537	3,126	10,201	9,566
Provision for loan losses	194	300	771	675

Net interest income after provision for loan losses	3,343	2,826	9,430	8,891

Noninterest income
Fees for international banking services	281	291	803	897
SBA loan servicing fees	23	43	81	124
Service charge income	189	140	563	411
Non-sufficient funds charges	216	146	646	447
Increase in CSV of Bank Owned Life Insurance	107	--	324	--
Net gains on sales of investment securities, available	65	18	283	18
for sale
Other	196	66	690	598

Total noninterest income	1,077	704	3,390	2,495

Noninterest expenses
Salaries and employee benefits	1,490	1,384	4,365	4,149
Equipment	240	200	624	679
Net occupancy	239	241	711	733
Other operating expenses	722	858	2,731	2,815

Total noninterest expenses	2,691	2,683	8,431	8,376

Income before income taxes	1,729	847	4,389	3,010
Income tax expense	620	298	1,414	1,053

Net income	$1,109	$549	$2,975	$1,957

Basic net income per common share	$.59	$.28	$1.58	$.99
Diluted net income per common share and
common share equivalents	$.59	$.28	$1.58	$.99

Weighted-average shares outstanding - basic	1,866,859	1,973,353	1,884,208	1,975,347
Weighted-average shares outstanding - diluted	1,872,092	1,973,353	1,888,230	1,975,347

Dividends declared per common share	$.18	$.18	$.54	$.54

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$2,975	$1,957
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	479	556
Net amortization of premiums on investment securities	290	195
Amortization of intangibles	194	275
Provision for loan losses	771	675
Net gains on sales of investment securities, available for sale	(303)	(18)
Unrealized gain on interest rate swap	(296)	--
Increase in CSV of Bank Owned Life Insurance	(324)	--
Changes in other assets and liabilities:
Net decrease in loans held for sale	1,389	(5,364)
Increase in other assets	(555)	(253)
Increase (decrease) in other liabilities	817	(34)

Net cash provided by (used in) operating activities	5,437	(2,011)

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale	18,050	21,930
Proceeds from sales of investment securities, available for sale	18,521	--
Principal collections on investment securities, available for sale	8,615	4,396
Principal collections on investment securities, held for maturity	7	5
Purchases of investment securities, available for sale	(41,773)	(41,719)
Purchases of investment securities, held to maturity	--	(11,855)
Loans made to customers, net of principal collected	(35,898)	(14,442)
Purchases of premises and equipment	(411)	(747)

Net cash used in investing activities	(32,889)	(42,432)

Cash flows from financing activities:

Net increase in demand and savings deposits	18,770	5,420
Net increase in time deposits	6,488	40,329
Issuance of common stock	70	--
Repurchase of common stock	(1,186)	(201)
Dividends paid	(1,024)	(1,068)
Net increase in borrowed funds	13,552	45

Net cash provided by financing activities	36,670	44,525

Net increase in cash and cash equivalents	9,218	82
Cash and cash equivalents at beginning of period	15,867	23,570

Cash and cash equivalents at end of period	$25,085	$23,652

Supplemental disclosures of cash paid during the period:
Interest	$5,980	$8,465
Income taxes	$1,131	$819
Supplemental disclosures of noncash investing activities:
Transfer of loan collateral to other real estate owned	$141	$800

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

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Total comprehensive income for the three months ended September 30, 2002 and 2001 was $2,337,000 and $1,643,000, respectively. For the nine-month period ended September 30, 2002 total comprehensive income was $4,924,000 compared to $3,376,000 for the nine months ended September 30, 2001.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption.

In accordance with the provisions of SFAS No. 142, the Company tested its goodwill for impairment. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company completed the test for goodwill impairment as required under SFAS No. 142 during the second quarter of 2002 and determined that the goodwill recorded as of June 30, 2002 was not impaired.

At September 30, 2002 and December 31, 2001, the Company had net unamortized goodwill of approximately $1,530,000. The Company recorded amortization of approximately $23,000 and $69,000 for the three and nine months ended September 30, 2001, respectively. The following is a summary of net income and net income per share for the three and nine months ended September 30, 2001 excluding goodwill amortization expense.

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Reported net income	$ 549,000	$ 1,957,000
Add back: goodwill amortization	23,000	69,000
Adjusted net income	572,000	2,026,000

Basic net income per share:
Reported net income	$ .28	$ .99
Add back: goodwill amortization	.01	.03
Adjusted net income	.29	1.02

Diluted net income per share:
Reported net income	$ .28	$ .99
Add back: goodwill amortization	.01	.03
Adjusted net income	.29	1.02

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 will not have a material impact on the Company's financial condition or results of operations.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, and strip shopping centers. The risk to lending to these types of businesses is that they typically are more vulnerable to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First a large portion of these loans is supported by government guarantees obtained from the Small Business Association. Secondly, the majority of the Company's loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions.

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is determined based on estimates of inherent losses that are probable as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated portions of the allowance, the Company has established an unallocated allowance of $257,000 at September 30, 2002. The unallocated allowance is based on a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

Performance Overview

The Company reported third quarter net income of $1,019,000, compared to $549,000 for the third quarter of 2001, an increase of 102%. The primary reason for the significant increase in earnings was the improvement in net interest income resulting from lower funding costs. Contributing to higher noninterest income in the third quarter of 2002 was a gain on the termination of an interest rate swap agreement and income recognized from the increase in cash surrender value of Bank Owned Life Insurance ("BOLI") contracts. Net earnings per share (diluted) for the third quarter of 2002 were $.59 compared to $.28 for third quarter 2001.

For the nine-month periods ended September 30, 2002 and 2001, the Company reported net earnings of $2,975,000 and $1,957,000, respectively. Stronger noninterest income, as well as improvements in net interest income resulting from lower funding costs were the primary reasons for the 52% increase in net earnings. Net earnings per share (diluted) for the comparable nine-month periods were $1.58 and $.99 at September 30, 2002 and 2001, respectively. Stock repurchases of 69,735 shares of common stock during first quarter 2002 also enhanced earnings per share performance. The strong earnings recorded this year to date resulted in a return on average assets of 1.09% compared to .81% through September 30, 2001, as well as a return on average equity of 14.37% compared to 9.76% last year through September 30.

Assets continued to grow at a steady rate of 12% this year with a total at September 30, 2002 of $382 million. Total assets grew $9 million, or 2%, in the current quarter. The primary contributor to balance sheet growth this year has been new loan volume which has remained strong despite the sluggish economy. Total loans reached $250 million at September 30, 2002, up 16% from year-end 2001, and 6% from June 30, 2002. The $13 million increase in loans this quarter was funded through a combination of deposit growth and use of available federal funds sold, resulting in an increase in the loan to deposit ratio to 78.2% from 75.6% at June 30, 2002.  Increases in loans this year were also partially funded by a $10 million increase in Federal Home Bank advances.

Total deposits increased to $320 million at September 30, 2002, a 9% increase from $295 million at year-end 2001, and 2% increase since June 30, 2002. During the current quarter, noninterest-bearing demand deposits increased $2.7 million while interest-bearing demand increased $5.6 million. Certificates of deposit balances remained flat for the quarter while savings deposits declined $1.7 million. Average noninterest-bearing deposits have increased $2.3 million compared to last year, which adds to the improved net interest margin. Other borrowed funds increased earlier this year with an additional $10 million advanced under a credit line with the Federal Home Loan Bank ("FHLB") for a total advance of $20 million.

Net interest income for the third quarter of 2002 was $3.5 million, a 13% increase from $3.1 million in the same period last year. While interest income for the current quarter declined $324,000 compared to the same period last year due to an overall lower rate environment, interest expense reflected a more significant decline of $735,000 as high-rate certificates of deposit and other funding sources repriced to the Company's benefit. Continued growth in loans helped to offset some of the decline in interest income due to interest rate reductions. Most of the Company's loans are indexed to the Prime rate which declined throughout 2001 until it stabilized at 4.75% in fourth quarter 2001. For the comparable nine-month periods, net interest income increased $635,000 to $10.2 million, an increase of 7%. For the same reasons as discussed for the quarter, the decline in interest expense this year was much greater than the decline in interest income. The Company's net interest margin for the current year to date was 4.04% compared to 4.29% for the same period last year since the rate environment was much higher in the early 2001. The net interest margin has been stable at just above 4% for the past six months.

Noninterest income for the third quarter at $1,077,000 increased from $704,000 reported for the third quarter last year. This increase was primarily due to an increase in cash surrender value of BOLI contracts purchased in fourth quarter 2001, a net gain on the termination of an interest rate swap agreement, and higher service charge fee income. The increase in the BOLI contracts provided an additional $107,000 during third quarter, and has provided $324,000 in benefit this year to date. In August 2002, the Company terminated an interest rate swap agreement that was originally entered into as a hedge but became ineffective in the second quarter and was no longer considered a hedge. The net realized gain on the termination was $95,000. Service charges and non-sufficient funds charges also increased $49,000 and $80,000, respectively, for the comparable three-month periods. Service charges increased principally as a result of a revised fee schedule that was implemented in first quarter 2002. The increase in non-sufficient funds charges is volume-related. For the comparable nine-month periods, there were similar increases in service charges of $152,000 and non-sufficient funds charges of $199,000.

Noninterest expenses were $2.7 million in the current quarter, which was flat compared to the third quarter last year, a marked improvement reflecting Management's resolve to control overhead costs. While personnel expenses increased $106,000 from normal salary increases and bonus accruals, other operating expenses declined $136,000 mainly due to decreases in legal fees and other professional fees related to loan collection efforts. For the year to date, noninterest expenses were also relatively flat. This has had a positive impact on the Company's overhead efficiency ratio, operating expenses as a percentage of net interest income and other operating income, at 62% compared to 69% through September last year. For the third quarter, the Company's efficiency ratio was 58%.

Asset Quality

Despite the slowing economy, quality indicators of the loan portfolio have remained strong. Non-performing assets were $521,000 at September 30, 2002 compared to $463,000 at year-end 2001. Approximately $307,000 of the $521,000 in non-performing assets was guaranteed by the Small Business Administration. Additionally, approximately $141,000 of the non-performing amount at September 30, 2002 consisted of a foreclosed parcel of commercial property. As a percentage of total loans and other real estate owned, non-performing assets represented .21%, at both September 30, 2002 and December 31, 2001. Net of the SBA guaranteed balances, non-performing assets represented only .08% of total loans and other real estate owned at September 30, 2002. Management considers the current level of non-performing assets at a very manageable level. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2002.

Non-performing Assets
	September 30,	December 31,
(Dollars in thousands)	2002	2001

Loans on non-accrual
SBA guaranteed	$307	$--
Non-SBA guaranteed	73	463
Foreclosed properties	141	--

Total non-performing assets	$521	$463

Loans 90 days past due and still accruing interest	$--	$--
Total non-performing assets as a
percentage of total loans and other real estate	.21%	.21%
Total non-performing loans as a percentage of total loans	.15%	.21%

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

The allowance for loan losses increased to $3.3 million at September 30, 2002 from $3.2 million at year-end 2001, an increase of 3.5%. The increase was due primarily to growth in the loan portfolio during 2002 since overall loan quality indicators showed improvement. Combined criticized and classified assets at September 30, 2002 were $3.9 million compared to $4.3 million at December 31, 2001, indicating overall improvement in loan quality. Gross charged off loans for the year to date through September 30, 2002 totaled $794,000, while recoveries for the period totaled $136,000, for an annualized net charge-off rate of .37% of average total loans. The net charge-off rate for the first nine months of 2001 was .24%.

The provision for third quarter 2002 was $194,000 compared to $300,000 for the same period in 2001. The total provision for this year was $771,000, $96,000 more than last year to date due to continued growth. The reduction in the quarterly provision was a result of the decline in non-performing loans and delinquencies from third quarter 2001.

The allowance for loan losses represented 1.32% and 1.47% of total loans outstanding at September 30, 2002 and December 31, 2001, respectively. The decrease is reflective of improved credit quality. The determination of the allowance for loan losses rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the nine months ended September 30, 2002 and 2001.

Analysis of Allowance for Loan Losses

for the Nine Months Ended September 30,

(In thousands)	2002	2001

Allowance for loan losses at beginning of period	$3,234	$3,141

Charge-offs:
Commercial, financial, and agricultural	703	371
SBA	71	128
Real estate	--	139
Installment loans to individuals	20	27

Total charge-offs	794	665

Recoveries:
Commercial, financial, and agricultural	35	86
SBA	31	44
Real estate	70	168
Installment loans to individuals	--	9

Total recoveries	136	307

Net charge-offs	658	358

Provision for loan losses charged to income	771	675

Allowance for loan losses at end of period	$3,347	$3,458

Based on an analysis performed by management at September 30, 2002, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In 2001, the Company entered into two interest rate swap agreements. A variable rate interest rate swap with a notional amount of $5,000,000 was designated as a hedge against the change in fair value of $5,000,000 of fixed rate FHLB advances. The interest rate swap changed the fixed rate debt obligation to variable cash flows. As the interest rate swap qualified as a fair value hedge, the Company marked both the interest rate swap and the FHLB advance to fair value. In second quarter 2002, the fair value hedge was deemed ineffective due to differences between the critical terms of the interest rate swap and the hedged debt obligation resulting in an impact to earnings. In third quarter, the hedge was terminated due to its ineffectiveness which created the probability of significant quarterly volatility to future earnings. The net gain resulting from the termination of the interest rate swap was $95,000, recorded as other income. The elimination of the potential earnings volatility was deemed to be more critical than the future impact on interest expense.

A fixed rate interest rate swap with a notional amount of $25,000,000 was entered into to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed cash flows. At the date of inception of the swap it was designated as a trading instrument, and, as a result, any fluctuations in fair value of the interest rate swap was recorded in earnings. For the year-ended December 31, 2001, the Company recorded an unrealized loss of $275,000 due to the decline in fair value of the interest rate swap. In January 2002, the Company recorded an unrealized gain of $296,000 due to the increase in fair value of the interest rate swap and subsequently designated the interest rate swap as a hedge of certain variable cash flows, thus eliminating the requirement to record future changes in fair value of the swap in earnings.

Liquidity and Capital Adequacy

The Bank's loan growth during the last nine months has largely been met through deposit growth and FHLB advances. At September 30, 2002, the Bank's liquidity (liquid assets as a percentage of total deposits) was 36% compared to 39% at December 31, 2001. Through September 30, 2002, the Company's average net loan to average deposit ratio for the year was 78%, up from 73% at year-end. Management analyzes the level of off-balance sheet assets and liabilities, such as unfunded loan commitments and outstanding letters of credit, as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Additionally, the Bank increased its borrowing capacity under a secured line of credit available from the Federal Home Loan Bank of Atlanta, to $50 million from $25 million. The total amount of advances outstanding under this line at September 30, 2002 was $20 million, $10 million of which is a 6-month advance, maturing in January 2003. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased a net of $2.8 million during the first nine months of 2002, to $30.2 million. This increase was primarily the result of an increase in other comprehensive income of $2 million from year-end 2001. The Company paid $1 million in cash dividends to its shareholders during the first nine months of 2002, representing $.54 per share.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 7.0% at September 30, 2002 compared to 7.3% at year-end 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2002, the Bank had a risk-weighted total capital ratio of 11.3% and a Tier 1 risk-weighted capital ratio of 10.0%, slightly below year-end 2001 ratios of 11.7% and 10.5%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at September 30, 2002 was approximately $26 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
(In thousands)	Due in 1Year	Due in 2Years	Due in 3Years	Due in 4Years	Due in 5 Years	Due after 5 Years

Demand and savings	$150,543	$-	$-	$-	$-	$-
deposits
Time deposits	118,943	13,560	15,918	8,126	13,022	70
Federal Home Loan Bank	15,000	-	-	5,000	-	-
advances
Other borrowed funds	9,018	-	-	-	-	-
Commitments to customers	25,804	-	-	-	-	-
under lines of credit
Commitments under	775	794	813	720	593	697
lease agreements

	$320,083	$14,354	$16,731	$13,846	$13,615	$767

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year-ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE	October 28, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

DATE:	October 28, 2002

Certification

I, Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Summit Bank Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Certification

I, Gary K. McClung, Chief Financial Officer of Summit Bank Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Summit Bank Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit		Page
11.1	Statement Regarding Computation of Net Income Per Share	23