Form 10-K
period 2002-12-31
SUMMIT BANK CORP
filed 2003-03-28
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002
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

Common Stock par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ or No _X_

As of June 30, 2002, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $19,044,115, as determined by reference to the quoted purchase price for the Common Stock on the Nasdaq National Stock Market on June 28, 2002, the last trading day prior to that date. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

As of March 14, 2003, there were 3,768,429 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto. Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2003 Annual Shareholders' Meeting.

SUMMIT BANK CORPORATION
FORM 10-K CROSS-REFERENCE INDEX
		Page Number
		Form 10-K	Annual Report	Proxy Statement

PART 1.
Item 1.	Business	3
	(a) Overview	3
	(b) Banking Services	4
	(c) Locations and Service Areas	5
	(d) Asian-American Markets	5
	(e) Latin-American Markets	5
	(f) International Services Market	5
	(g) CashMart, Inc.	6
	(h) Supervision and Regulation	6
	(i) Employees	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security
	Holders	19

PART II.
Item 5.	Market for Registrant's Common Equity
	And Related Stockholder Matters	20
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		12
Item 7a.	Quantitative and Qualitative Disclosures
	About Market Risk		24
Item 8.	Financial Statements and Supplementary Data		28
Item 9.	Not Applicable	22

PART III.
Item 10.	Directors and Executive Officers of the Registrant			2
Item 11.	Executive Compensation			9
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	23		7,14
Item 13.	Certain Relationships and Related Transactions			7

PART IV.
Item 14.	Controls and Procedures	23

Item 15.	Principal Accounting Fees and Services			15

Item 16.	Exhibits, Financial Statement Schedules,
	and Reports on Form 8-K	25

Signatures		27,30
Certifications		28

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

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and four branch offices, three of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fourth branch office was added on June 30, 1998 with the Bank's acquisition of a financial institution in San Jose, California. In the second quarter of 2003, the Bank will open a second California branch location in Fremont that will then be the Bank's fifth branch office. The Bank's San Jose and upcoming Fremont offices are in ethnic communities that are very similar to part of the Bank's Atlanta primary service area. The Bank seeks to serve four principal markets:

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

There are certain risks in making all loans. A principal economic risk in making loans is the creditworthiness of the borrower. Other risks in making loans include the period of time over which loans may be repaid, changes in economic and industry conditions, circumstances unique to individual borrowers, and uncertainties about the future value of any collateral. The Bank's management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and other lending risks, and its regular reviews of delinquencies and loan portfolio quality.

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

Locations and Service Areas

One of the Bank's two primary service areas covers a section of North Metropolitan Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. This area is crossed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads to the East, and Interstate 75 to the West. A second primary service area covers the city of San Jose, California. San Jose is located in the south San Francisco bay area and is crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280. See "Item 2 - Properties."

Asian-American Markets

One of the Bank's principal target markets is the Atlanta Asian-American population, including members of the Korean, Chinese, Japanese, Indian, and Southeast Asian communities. The 2000 United States census indicates that the Atlanta Asian-American population exceeds 170,000 people, with the majority of this population located in north metropolitan Atlanta, including parts of DeKalb, Fulton, and Cobb counties. The San Jose market consists largely of Vietnamese-American and Latin-American individuals and businesses.

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of Asian-Americans. At year-end 2002, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base also.

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

Latin-American Markets

The Bank targets the growing Latin-American market in Atlanta which is largely located in Northern DeKalb County and Southern Gwinnett County. The Bank's Peachtree Corners office is located in this area. The population of Latin-Americans in Atlanta grew over 400% during the decade prior to the 2000 census.

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

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 2002, there was $768,000 outstanding under such facilities.

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

CashMart, Inc.

In September 1999, the Company formed a subsidiary, CashMart, Inc., of which the Company owned 80% of the outstanding common stock. The subsidiary began business operations in March 2000; however, operations were ceased in April 2001 because revenues did not meet expectations. Assets of the subsidiary were liquidated in 2001 and 2002.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and borrowers, but not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

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

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

We do not actively participate in the mortgage lending business, have a very limited number of mortgage loans in our loan portfolio and do not have any plans to increase our participation in this market in the future. Those mortgage loans and home equity loans and lines of credit in Georgia that we do extend are not high cost home loans, and we have implemented procedures designed to ensure compliance with GFLA.

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

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger or establishing a new bank charter.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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
  Additional Federal Reserve regulations, including, but not limited to, Regulation D, Reserve Requirements of Depository Institutions, Regulation Q, Prohibition against Payment of Interest on Demand Deposits, Regulation CC, Availability of Funds and Collection of Checks, and Regulation DD, Truth in Savings, which govern other aspects of the bank's operations.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 11.5% and our ratio of Tier 1 Capital to risk-weighted assets was 10.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus. The Bank paid $1.7 million in cash dividends to the Company in 2002. The Bank's 2003 net earnings are entirely available for dividends to the Company.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The Bank-Prompt Corrective Action" above.

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

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  the development of internal policies, procedures, and controls;
  the designation of a compliance officer;
  an ongoing employee training program; and
  an independent audit function to test the programs.

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

  expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");
  notify FinCEN if an account or transaction is identified;
  designate a contact person to receive information requests;
  limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and
  maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

  notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;
  takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;
  limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and
  maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

  are prohibited from providing correspondent accounts to foreign shell banks;
  are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;
  must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;
  must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

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

Employees

As of March 15, 2003, the Company and the Bank had 112 full-time equivalent employees. Management does not anticipate additional hiring in 2003, except to support normal growth of business. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

Item 2. Properties

Main Office

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has a lease for 8,941 square feet on the main floor of the building and an additional 14,534 square feet on the third floor. The lease for the first floor premises, which began on January 1, 2001, provides base rental of $17.50 per square foot per year. The lease provides for escalations through its expiration on December 31, 2010. The third floor lease provides base rental of $17.50 per square foot per year on 10,462 square feet and $19. 25 per square foot per year on the remaining 4,072 square feet. The lease for the third floor premises expires on December 31, 2007. The first floor space, which includes the main branch, has six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor space houses the international department, personnel department, the operations department, information technology, training, check processing, and the administration offices.

Asian Banking Center

The Bank owns an office building containing 18,000 square feet of space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The address is 3490 Shallowford Road, Atlanta, Georgia. The Bank currently utilizes 6,000 square feet of space in the building for a branch office. Additionally a Bank lending group occupies 1,838 square feet on the second floor. The Bank has leased approximately 10,000 square feet, including common areas, to other tenants which leases provide base rental rates from $14.66 to $17.50 per square foot per annum. This building was built and owned by the Company until October 1999 when the Company transferred it to the Bank as a contribution to capital. The Company's total cost was $2.2 million for the land and building including improvements and tenant finishes. This branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

Vinings

The Bank's branch office in the Vinings area of Cobb County is located at One Paces West, Suite 150, 2727 Paces Ferry Road, N.W., Atlanta, Georgia. The office building has 246,515 square feet of leasable space near the intersection of Interstate 285 and Paces Ferry Road. The Vinings branch office contains 5,266 square feet of space, which the Bank has leased at a base rate of $21.25 per square foot per annum. This space consists of four teller stations, two drive-in windows, four customer service stations, five offices for management and lending officers and a conference room. The Bank also has an ATM at this location. The initial term of the lease expires June 2007.

Peachtree Corners

In February 2000, the Bank sold a two-story 7,700 square foot building, which it had owned since August 1996, to an unaffiliated party and leased-back approximately 2,500 square feet of this building for a branch office. The building sits on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. This office has four teller stations, one drive-up window, one drive-in lane, two offices for a lending officer and branch management, as well as a drive-through ATM. The term of the lease is five years at a base rent of $10.00 per square foot per year and includes three options to extend the lease for five years each at the same base rate.

San Jose Office

The Bank's San Jose branch office is in leased office space at 1694 Tully Road, San Jose, California. The branch, as anchor tenant in the building, occupies 8,142 square feet. This branch has five teller stations, in addition to a merchant booth for large commercial transactions, and a walk-up ATM machine. The base rent for this office is $24.23 per square foot per year, and the lease expires in April 2006.

Fremont Office

The Bank has signed a lease for a new branch location at 46615 Mission Boulevard, Fremont, California. The location is scheduled to open in the second quarter of 2003 within office space of 2,770 square feet. The branch is anticipated to have four teller windows, three offices for a lending officer and branch management and an ATM. The base rent is $37.80 per square foot per year, and the lease expires in May of 2008.

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

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". As of March 14, 2003, the quoted purchase price for the Company's shares was $12.42 per share. There were approximately 360 holders of record of the Company's Common Stock at March 14, 2003. Additionally, there are an estimated 760 shareholders who hold shares in various brokerage and investment accounts.

The Company began paying quarterly cash dividends in 1995 and paid a total of $.12 per share in that year. The Company paid a total of $.40 and $.36 per share in cash dividends in 2002 and 2001, respectively. These amounts have been restated for the stock dividend awarded in 2001 and the 2 for 1 stock split in 2002. Although the Company currently plans to continue paying cash dividends on a quarterly basis, Summit's dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company.

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see page 12, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders which is incorporated by reference herein.

Item 6.        Selected Financial Data

The selected consolidated financial data presented below as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances. Share and per share amounts for all years are adjusted for a 2 for 1 stock split awarded in November 2002 and a 20% stock dividend paid in February 2001.
(Dollars in thousands, except per share data)	As of December 31,
Balance Sheet Data	2002	2001	2000	1999	1998

Total assets	$402,860	$341,443	$283,403	$281,267	$263,161
Investment securities	112,924	90,209	59,402	70,440	96,101
Loans	258,723	219,744	190,354	167,719	133,496
Allowance for loan losses	3,435	3,234	3,141	2,525	2,336
Deposits	317,426	294,924	239,274	232,941	218,647
Federal Home Loan Bank advances	20,000	10,000	10,000	10,000	10,000
Other borrowed funds	30,725	5,466	4,809	11,371	5,987
Stockholders' equity	31,176	27,396	25,950	22,786	24,505

	Year Ended December 31,
Statement of Income Data	2002	2001	2000	1999	1998

Interest income	$21,901	$23,539	$23,347	$19,744	$17,253
Interest expense	8,099	11,074	9,078	7,742	7,309
Net interest income	13,802	12,465	14,269	12,002	9,944
Provision for loan losses	1,130	755	1,250	899	455
Net interest income after
provision for loan losses	12,672	11,710	13,019	11,103	9,489
Noninterest income	5,023	3,184	3,530	3,326	3,575
Noninterest expenses	11,808	11,002	10,692	10,215	8,792
Income tax expense	1,743	1,280	2,070	1,489	1,503
Net income	$4,144	$2,612	$3,787	$2,725	$2,769

Per Share Data
Book value per share at year end	$8.27	$7.08	$6.56	$5.74	$5.78
Basic earnings per share	1.10	.67	.96	.66	.65
Diluted earnings per share	1.10	.67	.96	.66	.64
Weighted-average shares outstanding - basic	3,757,936	3,936,910	3,967,222	4,111,964	4,255,224
Weighted-average shares outstanding - diluted	3,764,405	3,936,910	3,967,222	4,111,964	4,331,588
Dividends declared	$.40	$.36	$.30	$.22	$.16
Dividend payout ratio	36.36%	53.73%	37.50%	39.39%	30.77%

Ratios
Return on average assets	1.12%	.80%	1.35%	1.04%	1.24%
Return on average equity	14.61%	9.65%	15.94%	11.60%	11.89%
Average equity/average assets	7.60%	8.31%	8.49%	8.98%	10.47%
Net interest margin	4.02%	4.14%	5.67%	5.07%	4.90%
Non-performing assets/total loans and other	.39%	.21%	1.06%	.77%	2.70%
real estate
Allowance for loan losses/total loans	1.33%	1.47%	1.65%	1.51%	1.75%
Noninterest expense/net interest income and
noninterest income	61.52%	70.30%	60.07%	66.65%	65.03%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the 2002 Annual Shareholders' Report --- See Cross Reference Index on page 2.

Item 7a.        Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the 2002 Annual Shareholders' Report --- See Cross Reference Index on page 2.

Item 8.        Financial Statements and Supplementary Data

Incorporated by reference to the 2002 Annual Shareholders' Report --- See Cross Reference Index on page 2.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.        Directors and Executive Officers of the Registrant

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

Item 11.        Executive Compensation

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders	24,000	$6.96	163,460
Equity compensation plans not approved
by security holders	-	-	-

Total	24,000	$6.96	163,460

Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting ---See Cross Reference Index on page 2.

Item 13.        Certain Relationships and Related Transactions

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

Item 14.       Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 15.       Principal Accounting Fees and Services

Incorporated by reference to the Definitive Proxy Statement for the 2002 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

PART IV

Item 16.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        The following documents are filed as part of this report:
1.

Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, appear in the 2002 Annual Shareholders' Report -- See Cross Reference Index on page 2.

2.	Financial Statement Schedules - These are omitted as they are not required or are not applicable.

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K). The Company's SEC file number for exhibits incorporated by reference is 0-21267.
Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of Summit Bank Corporation.

3.2	Bylaws of Summit Bank Corporation, as amended .

4.1

The rights of security holders are defined in (I) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, (see Exhibits 3.1 and 3.2, respectively).

10.1*	Summit Bank Corporation 1998 Stock Incentive Plan, dated as of February 23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998).

Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.2a

Fifth Amendent to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c

Seventh Amendent to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (Main office).

Lease Agreement dated June 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995) (Vinings office).

10.3a	Lease Agreement dated April 18, 2002, between EOP-Paces Limited Partnership, Lessor and Summit National Bank, Lessee) (Vinings office).

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

11.1	Statement Regarding Computation of Net Income per Share

13.1	2002 Annual Report to Shareholders

21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

23.1	Independent Accountants' Consent

99.1	Certifications of Chief Executive Officer and Chief Financial Officer

* Denotes a management contract, compensatory plan or arrangement.

  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Date March 25, 2003

Exhibit 99.1

Certification

I, Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, certify that:

  I have reviewed the annual report on Form 10-K of Summit Bank Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Pin Pin Chau

Pin Pin Chau

Chief Executive Officer

Certification

I, Gary K. McClung, Chief Financial Officer of Summit Bank Corporation, certify that:

  I have reviewed this annual report on Form 10-K of Summit Bank Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Gary K. McClung

Gary K. McClung

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Pin Pin Chau	Director, Chief	Dated: March 19, 2003
Pin Pin Chau	Executive Officer

/s/ David Yu	Director, President	Dated: March 26, 2003
David Yu

/s/ Gary K. McClung	Principal Financial Officer,	Dated: March 26, 2003
Gary K. McClung	Principal Accounting
Officer, Secretary

/s/ Jose I. Gonzalez	Director, Chairman	Dated: March 19, 2003
Jose I. Gonzalez	of the Board

/s/ W. Clayton Sparrow, Jr.	Director, Vice Chairman	Dated: March 19, 2003
W. Clayton Sparrow, Jr.	of the Board

	Director	Dated:
Gerald L. Allison

/s/ Aaron I. Alembik	Director	Dated: March 19, 2003
Aaron I. Alembik

/s/ Paul C.Y. Chu	Director	Dated: March 25, 2003
Paul C.Y. Chu

/s/ Peter M. Cohen	Director	Dated: March 24, 2003
Peter M. Cohen

/s/ Jack N. Halpern	Director	Dated: March 24, 2003
Jack N. Halpern

/s/ Donald R. Harkleroad	Director	Dated: March 27, 2003
Donald R. Harkleroad

/s/ Shafik H. Ladha	Director	Dated: March 26, 2003
Shafik H. Ladha

/s/ James S. Lai	Director	Dated: March 19, 2003
James S. Lai

/s/ Sion Nyen Lai	Director	Dated: March 19, 2003
Sion Nyen (Francis) Lai

/s/ Shih Chien Lo	Director	Dated: March 19, 2003
Shih Chien (Raymond) Lo

/s/ Nack Paek	Director	Dated: March 20, 2003
Nack Paek

/s/ Carl L. Patrick, Jr.	Director	Dated: March 19, 2003
Carl L. Patrick, Jr.

/s/ Howard L. Tai	Director	Dated: March 21, 2003
Howard H. L. Tai

	Director	Dated:
P. Carl Unger

Index to Exhibits
Exhibit Number	Description	Page

3.1	Amended and Restated Articles of Incorporation of Summit Bank Corporation.
3.2	Bylaws of Summit Bank Corporation, as amended.
4.1

The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, as provided in Exhibits 3.1 and 3.2, respectively.

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

10.2a

Fifth Amendent to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendent to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c

Seventh Amendent to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (Main office).

10.3

Lease agreement dated June 16, 1995, between ZML-Paces Limited Partnership, Lessor and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.) (Vinings office)

10.3a	Lease Agreement dated April 18, 2002, between EOP-Paces Limited Partnership, Lessor and Summit National Bank, Lessee) (Vinings office).
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

11.1	Statement Regarding Computation of Net Income per Share	34
13.1	2002 Annual Report to Shareholders
21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
23.1	Independent Accountants' Consent	35
99.1	Certifications of Chief Executive Officer and Chief Financial Officer	28

Exhibit 11.1

Statement Regarding Computation

of Net Income per Share
	Year ended December 31,
	2002	2001	2000

Net income	$4,144,000	$2,612,000	$3,787,000

Basic and diluted net income per share	$1.10	$.67	$.96

Weighted average number of common shares
outstanding	3,757,936	3,936,910	3,967,222

Less: dilutive common share equivalents	(6,469)	--	--

Weighted average number of common and common
equivalent shares outstanding	3,764,405	3,936,910	3,967,222

Note: Share and per share amounts adjusted for 2 for 1 stock split on November 18, 2002 and 20% stock dividend paid February 16, 2001

Exhibit 23.1

Independent Accountants' Consent

The Board of Directors

Summit Bank Corporation:

We consent to incorporation by reference in the registration statement (No. 33-29199) on Form S-8 of Summit Bank Corporation of our report dated January 10, 2003, relating to the consolidated balance sheets of Summit Bank Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of Summit Bank Corporation.

/s/ KPMG LLP

Atlanta, Georgia

March 28, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Annual Report on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 25th day of March, 2003.

       /s/ Pin Pin Chau

Chief Executive Officer

      /s/ Gary K. McClung

Chief Financial Officer