Form 10-Q
period 2003-03-31
SUMMIT BANK CORP
filed 2003-05-12
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 205492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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
Yes X	No

Indicate by check mark whether the registrant is an accelerating filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __	No X _

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at May 1, 2003
Common Stock. $.0l par value	3,768,429

The Exhibit Index Appears on Page 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	March 31, 2003	December 31, 2002

ASSETS:
Cash and due from banks	$18,500	$16,058
Federal funds sold	450	--
Interest-bearing deposits in other banks	1,064	740
Investment securities available for sale, at fair value	100,919	98,947
Investment securities held to maturity, at amortized cost	12,353	12,347
Other investments	2,129	1,630
Loans, net of unearned income	261,058	249,246
Loans held for sale	9,210	9,477
Less: allowance for loan losses	(3,643)	(3,435)

Net loans	266,625	255,288

Premises and equipment, net	3,372	3,404
Customers' acceptance liability	1,575	1,646
Goodwill, net	1,530	1,530
Bank owned life insurance	6,714	6,605
Other assets	4,953	4,665

Total assets	$420,184	$402,860

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$78,378	$74,143
Interest-bearing:
Demand	70,635	65,424
Savings	11,207	10,693
Time, $100,000 and over	89,386	83,719
Other time	85,209	83,447

Total deposits	334,815	317,426

Federal Home Loan Bank advances	25,000	20,000
Federal funds purchased	8,000	9,500
Other borrowed funds	17,338	21,225
Acceptances outstanding	1,575	1,646
Other liabilities	1,895	1,887

Total liabilities	388,623	371,684

STOCKHOLDERS' EQUITY:
Common stock	39	39
Additional paid-in capital	17,276	17,276
Retained earnings	12,035	11,495
Accumulated other comprehensive income	2,211	2,366

Total stockholders' equity	31,561	31,176

Total liabilities and stockholders' equity	$420,184	$402,860

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2003	2002

Interest income
Loans, including fees	$4,191	$3,968
Interest-bearing deposits in other banks	2	2
Federal funds sold	5	10
Investment securities	835	660
Mortgage-backed securities	467	595

Total interest income	5,500	5,235

Interest expense
Time deposits, $100,000 and over	770	717
Other deposits	793	1,126
Federal Home Loan Bank advances	164	138
Short-term borrowings	74	65

Total interest expense	1,801	2,046

Net interest income	3,699	3,189
Provision for loan losses	214	365

Net interest income after provision for loan losses	3,485	2,824

Noninterest income
Fees for international banking services	297	246
SBA loan servicing fees	30	25
Service charge income	186	179
Non-sufficient funds charges	208	204
Increase in CSV of bank owned life insurance	109	109
Unrealized gain on interest rate swap	-	296
Other	86	118

Total noninterest income	916	1,177

Noninterest expenses
Salaries and employee benefits	1,503	1,437
Equipment	206	190
Net occupancy	256	226
Other operating expenses	909	973

Total noninterest expenses	2,874	2,826

Income before income taxes	1,527	1,175

Income tax expense	497	326

Net income	$1,030	$849

Basic net income per common share	$.27	$.22
Diluted net income per common share and
common share equivalents	$.27	$.22

Weighted-average shares outstanding - basic	3,768,429	3,842,942
Weighted-average shares outstanding - diluted	3,779,892	3,848,236
Dividends declared per common share	$.13	$.09

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
(In thousands)	2003	2002

Cash flows from operating activities:

Net income	$1,030	$849
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	147	146
Net amortization of premiums/discounts on investment securities	72	81
Amortization of intangibles	49	65
Provision for loan losses	214	365
Unrealized gain on interest rate swap	--	(296)
Increase in CSV of bank owned life insurance	(109)	(109)
Changes in other assets and liabilities:
Net decrease in loans held for sale	267	338
(Increase) decrease in other assets	(935)	64
Increase in other liabilities	412	1,468

Net cash provided by operating activities	1,147	2,971

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale	2,000	--
Principal collections on investment securities, available for sale	2,158	3,848
Principal collections on investment securities, held for maturity	2	2
Purchases of investment securities, available for sale	(6,670)	(5,106)
Loans made to customers, net of principal collected on loans	(11,818)	(16,449)
Purchases of premises and equipment	(115)	(197)

Net cash used in investing activities	(14,443)	(17,902)

Cash flows from financing activities:

Net increase in demand and savings deposits	9,960	6,669
Net increase (decrease) in time deposits	7,429	(1,639)
Repurchase of common stock	--	(1,186)
Dividends paid	(490)	(353)
Net increase in Federal Home Loan Bank advances	5,000	9,920
Net (decrease) in federal funds purchased	(1,500)	(500)
Net (decrease) increase in other borrowed funds	(3,887)	7,478

Net cash provided by financing activities	16,512	20,389

Net increase in cash and cash equivalents	3,216	5,458
Cash and cash equivalents at beginning of period	16,798	15,867

Cash and cash equivalents at end of period	$20,014	$21,325

Supplemental disclosures of cash paid during the period:
Interest	$1,924	$2,185
Income taxes	$25	$415

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income for the three months ended March 31, 2003 was $875,000 compared to $137,000 for the three months ended March 31, 2002.

4.     STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information.

Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the quarters ended March 31, 2003 and 2002.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Accounting Principles Board (APB) Opinion No. 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 14 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The adoption of FIN 45 has not had a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. As the Company does not have variable interest entities, Management does not anticipate that the adoption of FIN 46 will have a material impact on the Company's financial condition or results of operations.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company's 2002 Annual Report on Form 10-K. Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical.

Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lend to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. The depth and duration of any economic recession could impact the credit risk associated with the loan portfolio. Another factor in the analysis is a consideration of concentrations of credit within specific industry sectors. Management monitors loan concentrations in any one industry in relation to the Bank's equity capital and has established limits to mitigate risk. At March 31, 2003, the Bank's largest concentrations are retail trade loans: convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $111 million, or 316%, of capital; commercial real estate loans which totaled approximately $79 million, or 226%, of capital; and loans to service providers: financial, health, hotel and dry cleaners, which totaled approximately $43 million, or 124%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See also "Allowance and Provision for Loan Losses."

Performance Overview

The Company reported net income of $1,030,000 for the first quarter of 2003, compared to $849,000 for the first quarter of 2002, an increase of 21%. Moreover, the quality of the earnings improvement was even more significant when considering the special gains recognized in the prior period. The increase in earnings was primarily attributed to an improvement in net interest income resulting from asset growth and lower funding costs. Net earnings per share for the first quarter of 2003 were $.27 (basic and diluted) compared to $.22 (basic and diluted) for first quarter 2002, adjusted for the November 2002 stock split. Loan growth has continued at a strong pace while demand and other low rate deposits also grew over 5% during the current quarter. Other borrowed funds costs declined significantly since the end of last year, while the net interest margin has remained stable at about

 4%, comparable to the first quarter of 2002. First quarter 2002 earnings of $849,000 included $200,000 (after-tax) in unrealized gains on the valuation of an interest rate swap, while the current period reflected core earnings with no similar gains. Interest income increased $265,000, while interest expense declined $245,000, comparing the first quarters of 2003 and 2002. The increase in interest income was attributed to the growth of the loan portfolio, which was partially offset by lower interest rates. The decline in the cost of funds was attributed largely to the continued repricing of time deposits to much lower rates as well as the maturity of a $5 million Federal Home Loan Bank ("FHLB") advance. This advance was replaced with a $10 million advance at a much lower cost. Total loans were $270 million at March 31, 2003, up $34 million, or 14%, from total loans at March 31, 2002. Noninterest income was $261,000 lower for the quarter compared to first quarter last year, while noninterest expenses were fairly flat for the comparable periods. The decrease in noninterest income was attributed to the unrealized gain on the interest rate swap in 2002.

The annualized return on average stockholders' equity for the 2003 three-month period was 13.1% versus 12.3% for the 2002 three-month period, and the return on average assets was 1.01% in the 2003 period compared to .97% in the 2002 period. Book value per share was $8.38 at March 31, 2003 compared to $8.27 at December 31, 2002 and $6.78 at March 31, 2002. In the first quarters of 2003 and 2002, the Company paid a cash dividend of $.13 and $.09 per share, respectively. The prior period amount was restated to reflect the fourth quarter 2002 stock split.

Total assets of the Company were $420 million at March 31, 2003, reflecting a 4.3% growth rate for the quarter. Loan growth was the primary contributor to this increase in assets. Total loans have grown $12 million, or 4.4%, since December 31, 2002, primarily in commercial loans, funded mainly with new deposit growth. The loan to deposit ratio at March 31, 2003 remained stable at 80%, comparable to the ratio at the end of 2002. The investment portfolio increased $2.5 million in the first quarter 2003 as new purchases of mortgage-backed securities more than offset principal collections in the portfolio.

Total deposits increased $17 million, or 5%, during the first quarter to $335 million, with $9 million of the increase comprised of demand deposits. Noninterest-bearing demand deposits grew 6% during the quarter reflecting Summit's continued focus on small business checking. The remainder of the increase was primarily in time deposits. At March 31, 2003, demand deposits represented over 23% of the Bank's total deposit base. Total time deposits at March 31, 2003 were $175 million compared to $167 million at December 31, 2002. Other borrowed funds, in total, remained stable during the quarter, however, the cost of these funds declined significantly when a short-term repurchase agreement and a maturing FHLB advance at a weighted-average rate of 4% were replaced with a FHLB advance bearing a current floating rate of .75%, adjustable quarterly.

Net interest income increased 16%, or $510,000, in first quarter 2003, compared to first quarter 2002. The increase was primarily due to both growth in the loan portfolio and reduction in funding costs. The provision for loan losses was $214,000 in first quarter of 2003 compared to $365,000 during the same period last year. The decrease was a result of an analysis of the allowance for loan losses indicating a decline in total classified assets at March 31, 2003, despite a temporary increase in non-performing assets. Interest expense on time deposits decreased $53,000 comparing first quarter 2003 to first quarter 2002, as existing certificates of deposit have matured and repriced at lower rates over the past year. This has been the primary factor in the lower cost of funds

As a result of the previously mentioned $200,000 after-tax unrealized gain on an interest rate swap in the first quarter of 2002, there was a decrease in noninterest income this year. In the current first quarter period, noninterest income was $916,000, down from $1,177,000 for first quarter last year. International fee income increased $51,000 to $297,000 in first quarter 2003 compared to the same quarter last year due to an increase in various types of transactional volume, particularly export letters of credit. Other noninterest income components were relatively flat compared to first quarter last year.

There was also minimal change in total noninterest expenses comparing the current quarter to the same quarter in 2002. Salaries and employee benefits increased 4.6% as a result of additional positions and merit increases. There were 115 full-time equivalent employees at March 31, 2003, an increase of three in the past year. Occupancy costs increased $30,000 this quarter over first quarter last year primarily due to normal rent escalations. Additionally, in third quarter 2002, the Bank expanded into 1,800 square feet of office space in the Asian Banking Center branch on Shallowford Road, thus foregoing rental income on this space. Other professional fees decreased $69,000 primarily due to certain consulting fees related to strategic planning that were recorded in first quarter 2002. Accounting fees increased this year approximately $30,000, due to fees related to the Bank's real estate investment trust. Legal fees declined $66,000 to $60,000 this year to date compared to the same period last year as collection efforts on several large loans ended in mid-2002. For the first three months of this year, the Company's efficiency ratio improved to 62% from 65% for the same period last year, primarily due to higher interest income this year.

Asset Quality

Non-performing assets were $1,995,000 at March 31, 2003 compared to $1,006,000 at year-end 2002. Non-performing assets at December 31, 2002 consisted of one commercial loan secured by business assets, one commercial loan secured by real estate, and a SBA loan fully guaranteed by the SBA. The March 31, 2003 amount included those same loans, as well as an additional $463,000 commercial loan collateralized with business assets, a $697,000 commercial loan secured by real estate that was foreclosed upon subsequent to March 31, 2003, and one $25,000 SBA loan, which represents the unguaranteed portion of the loan. Non-performing assets also included other real estate owned of $141,000 representing one piece of foreclosed property. Of the $2 million total amount at March 31, 2003, $533,000 represents two properties under contract for sale during second quarter 2003. Non-performing assets represented .74% of total loans and other real estate owned as of March 31, 2003 compared to .39% at December 31, 2002. The remaining $1.5 million of non-performing loans, assuming both sales contracts close, included $246,000 that was fully guaranteed by the SBA. There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2003.

Non-performing Assets
	March 31,	December 31,
(Dollars in thousands)	2003	2002

Loans on non-accrual
SBA guaranteed	$246	$153
Non-SBA guaranteed	1,608	712

Other real estate owned	141	141

Total non-performing assets	$1,995	$1,006

Total non-performing assets as a
percentage of total loans and other real estate	.74%	.39%
Total non-performing loans as a percentage of total loans	.69%	.33%

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

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $293,000 at March 31, 2003. The basis for the unallocated reserves is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $3.6 million at March 31, 2003 from $3.4 million at year-end 2002, an increase of 6%. The increase was due to the 4.5% growth rate in the loan portfolio during 2003. Combined criticized and classified assets at March 31, 2003 were $3.9 million compared to the $4.4 million at December 31, 2002, a decline of 10%, indicating an improvement in quality despite the continued growth of the portfolio and the increase in non-performing assets. Gross charged off loans for the year to date through March 2003 totaled $50,000, while recoveries for the period totaled $44,000, for an annualized net charge-off rate of .01% of average total loans. The net charge-off rate for the first three months of 2002 was .23%.

The allowance for loan losses represented 1.35% and 1.33% of total loans outstanding at March 31, 2003 and December 31, 2002, respectively. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the three months ending March 31, 2003 and 2002.

Analysis of Allowance for Loan Losses

for the Three Months Ended March 31,
(In thousands)	2003	2002

Allowance for loan losses at beginning of period	$3,435	$3,234

Charge-offs:
Commercial, financial, and agricultural	50	81
SBA	-	46
Installment loans to individuals	-	5

Total	50	132

Recoveries:
Commercial, financial, and agricultural	40	-
SBA	3	2
Real estate	-	1
Installment loans to individuals	1	-

Total	44	3

Net charge-offs	6	129

Provision for loan losses charged to income	214	365

Allowance for loan losses at end of period	$3,643	$3,470

Based on an analysis performed by management at March 31, 2003 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In fourth quarter 2001, the Company entered into a fixed rate interest rate swap with a notional amount of $25 million to reduce the interest rate risk on certain of variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to equity and established as an asset or liability. At March 31, 2003, the fair value of the interest rate swap was a gain of $906,000. This swap matures on October 31, 2004.

In first quarter 2003, the Company entered into a second fixed rate interest rate swap with a notional amount of $25 million to further reduce the interest rate risk on certain of variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swap previously mentioned. This swap is also currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to stockholders' equity. At March 31, 2003, the fair value of the interest rate swap was a loss of $244,000. This swap matures on March 14, 2007.

Liquidity and Capital Adequacy

Liquidity has been stable during the first quarter of 2003 as solid deposit growth has provided adequate funding for loan expansion. At March 31, 2003, the Company's net loan to deposit ratio was 80%, flat compared to the end of 2002. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $385,000 during first quarter 2003, to $32 million as a result of total net income net of dividends paid to shareholders.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 6.8% at March 31, 2003 compared to 6.9% at year-end 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2003, the Bank had a risk-weighted total capital ratio of 11.0% and a Tier 1 risk-weighted capital ratio of 9.8%, slightly below year-end 2002 ratios of 11.3% and 10.2%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at March 31, 2003 was approximately $28 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
	Due in 1Year	Due in 2Years	Due in 3Years	Due in 4Years	Due in 5 Years	Due after 5Years

Demand and savings	$160,220	$-	$-	$-	$-	$-
deposits
Time deposits	126,102	23,659	9,321	3,636	11,807	70
Federal Home Loan	-	-	5,000	20,000	-	-
bank advances
Other borrowed funds	25,338	-	-	-	-	-
Commitments to customers	27,986	-	-	-	-	-
under lines of credit
Commitments under	902	934	927	722	559	604
lease agreements

	$340,548	$24,593	$15,248	$24,358	$12,366	$674

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual report on Form 10-K.

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

Exhibit 99.1
Certifications of Chief Executive Officer and Chief Financial Officer

	b)	Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	May 12, 2003

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 12th day of May, 2003.

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit		Page
11.1	Statement Regarding Computation of Per Share Earnings	21
99.1	Certifications of Chief Executive Officer and Chief Financial Officer	18

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings
Statement Regarding Computation of	Three months ended March 31,
Per Share Earnings	2003	2002

Net income	$1,030,000	$849,000

Basic net income per share:
Weighted-average shares outstanding	3,768,429	3,842,942
Net income per share	$.27	$.22

Diluted net income per share:
Weighted-average common shares outstanding
and common share equivalents	3,779,892	3,848,236
Diluted net income per share	$.27	$.22