Form 10-Q
period 2003-06-30
SUMMIT BANK CORP
filed 2003-08-13
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 205492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at August 1, 2003
Common Stock. $.0l par value	3,768,429

The Exhibit Index Appears on Page 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	June 30, 2003	December 31, 2002

ASSETS:
Cash and due from banks	$19,951	$16,058
Interest-bearing deposits in other banks	538	740
Investment securities available for sale, at fair value	92,988	98,947
Investment securities held to maturity, at amortized cost	12,381	12,347
Other investments	1,985	1,630
Loans, net of unearned income	276,763	258,723
Less: allowance for loan losses	(3,634)	(3,435)

Net loans	273,129	255,288

Premises and equipment, net	3,863	3,404
Customers' acceptance liability	1,904	1,646
Goodwill, net	1,530	1,530
Bank owned life insurance	6,824	6,605
Other assets	5,478	4,665

Total assets	$420,571	$402,860

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$80,926	$74,143
Interest-bearing:
Demand	72,062	65,424
Savings	11,898	10,693
Time, $100,000 and over	96,506	83,719
Other time	88,425	83,447

Total deposits	349,817	317,426

Federal Home Loan Bank advances	25,000	20,000
Federal funds purchased	--	9,500
Other borrowed funds	9,640	21,225
Acceptances outstanding	1,904	1,646
Other liabilities	1,205	1,887

Total liabilities	387,566	371,684

STOCKHOLDERS' EQUITY:
Common stock	39	39
Additional paid-in capital	17,276	17,276
Retained earnings	12,748	11,495
Accumulated other comprehensive income	2,942	2,366

Total stockholders' equity	33,005	31,176

Total liabilities and stockholders' equity	$420,571	$402,860

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share amounts)	2003	2002	2003	2002

Interest income
Loans, including fees	$4,408	$4,006	$8,599	$7,868
Interest-bearing deposits in other banks	2	2	4	4
Federal funds sold	15	15	20	25
Investment securities	778	895	1,613	1,661
Mortgage-backed securities	438	528	905	1,123

Total interest income	5,641	5,446	11,141	10,681

Interest expense
Time deposits, $100,000 and over	796	802	1,566	1,519
Other deposits	789	1,002	1,582	2,128
Federal Home Loan Bank advances	118	110	282	248
Short-term borrowings	36	57	110	122

Total interest expense	1,739	1,971	3,540	4,017

Net interest income	3,902	3,475	7,601	6,664
Provision for loan losses	108	212	322	577

Net interest income after provision for loan losses	3,794	3,263	7,279	6,087

Noninterest income
Fees for international banking services	300	276	597	522
SBA loan servicing fees	22	33	52	58
Service charge income	174	195	360	374
Non-sufficient funds charges	235	226	443	430
Increase in CSV of Bank Owned Life Insurance	110	108	219	217
Net gains on sales of investment securities,	3	218	3	218
available for sale
Other	83	80	169	494

Total noninterest income	927	1,136	1,843	2,313

Noninterest expense
Salaries and employee benefits	1,529	1,438	3,032	2,875
Equipment	202	194	408	384
Net occupancy	251	246	507	472
Other operating expenses	1,013	1,036	1,922	2,009

Total noninterest expense	2,995	2,914	5,869	5,740

Income before income taxes	1,726	1,485	3,253	2,660

Income tax expense	523	468	1,020	794

Net income	$1,203	$1,017	$2,233	$1,866

Basic net income per common share	$.32	$.27	$.59	$.49
Diluted net income per common share and
common share equivalents	$.32	$.27	$.59	$.49

Weighted-average shares outstanding - basic	3,768,429	3,729,818	3,768,429	3,786,068
Weighted-average shares outstanding - diluted	3,780,286	3,741,244	3,780,064	3,794,078
Dividends declared per common share	$.13	$.09	$.26	$.18

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		Six months ended June 30,
(In thousands)		2003	2002

Cash flows from operating activities:

Net income		$2,233	$1,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment		250	290
Net amortization of premiums/discounts on investment securities		167	203
Amortization of intangibles		94	129
Provision for loan losses		322	577
Net gains on sales of investment securities, available for sale	-	(3)	(218)
Unrealized (gain) loss on interest rate swap	-	(36)	380
Increase in CSV of bank owned life insurance		(219)	(217)
Writedown on other real estate		100	--
Loss on sale of other real estate		45	--
Changes in other assets and liabilities:
Increase in other assets		(1,253)	(564)
Increase (decrease) in other liabilities		66	(214)

Net cash provided by operating activities		1,766	2,701

Cash flows from investing activities:

Proceeds from maturities of investment securities, available for sale		19,990	2,850
Proceeds from sales of investment securities, available for sale		250	18,521
Principal collections on investment securities, available for sale		5,764	7,105
Principal collections on investment securities, held for maturity		5	4
Purchases of investment securities, available for sale		(19,841)	(27,516)
Loans made to customers, net of principal collected on loans		(18,860)	(21,460)
Purchases of premises and equipment		(709)	(290)

Net cash used in investing activities		(13,401)	(20,786)

Cash flows from financing activities:

Net increase in demand and savings deposits		14,626	12,168
Net increase in time deposits		17,765	6,226
Repurchase of common stock		--	(1,186)
Dividends paid		(980)	(689)
Net increase in Federal Home Loan Bank advances		5,000	9,996
Net decrease in federal funds purchased		(9,500)	(500)
Net (decrease) increase in other borrowed funds		(11,585)	4,006

Net cash provided by financing activities		15,326	30,021

Net increase in cash and cash equivalents		3,691	11,936
Cash and cash equivalents at beginning of period		16,798	15,867

Cash and cash equivalents at end of period		$20,489	$27,803

Supplemental disclosures of cash paid during the period:
Interest		$3,537	$3,971
Income taxes		$1,351	$836
Supplemental disclosures of noncash investing activities:
Transfer of loan collateral to other real estate owned		$697	$141

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc. (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income for the three and six months ended June 30, 2003 was $1,934,000 and $2,809,000, respectively compared to $3,299,000 and $875,000 for the three and six months ended June 30, 2002, respectively.

4.     STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three and six months ended June 30, 2003 and 2002.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements reflect management's beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions, including the risks that unanticipated changes in the interest rate environment could reduce our margins, that competition or general economic conditions could be worse than we expect, or that legislative or regulatory changes could adversely affect our business. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

Losses on loans result from a broad range of causes ranging from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. The depth and duration of any economic recession could impact the credit risk associated with the loan portfolio. Another factor in the analysis is a consideration of concentrations of credit within specific industry sectors. Management monitors loan concentrations in any one industry in relation to the Bank's equity capital and has established limits to mitigate risk. At June 30, 2003, the Bank's largest concentrations are retail trade loans: convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $111 million, or 306%, of capital; commercial real estate loans which totaled approximately $84 million, or 232%, of capital; and loans to service providers: financial, health, hotel and dry cleaners, which totaled approximately $44 million, or 122%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See "Allowance and Provision for Loan Losses."

Performance Overview

The Company reported record net income of $1,203,000 for the second quarter of 2003, compared to $1,017,000 for the second quarter of 2002, an increase of 18%. The improvement in earnings was due primarily to an increase in loan interest income resulting from higher loan volume, as well as a decrease in the cost of funds. Interest expense on deposits has declined as higher rate time deposits have renewed at lower rates compared to last year. Net earnings per share for the second quarter of 2003 were $.32 (basic and diluted) compared to $.27 (basic and diluted) for second quarter 2002, adjusted for the November 2002 stock split. The net interest margin has improved slightly to 4.1% from 4.0% at year-end 2002. Interest income increased $195,000, while interest expense declined $232,000, comparing the second quarters of 2003 and 2002. While loan yields remained historically low due to current market conditions, Management entered into an additional interest rate swap agreement in March of this year to hedge against further rate declines, essentially fixing a primarily floating rate loan portfolio with a fixed spread to prime rate. Noninterest income was $209,000 lower for the quarter compared to the same period last year. Second quarter 2002 earnings included $218,000 in gains on sales of investment securities, while gains for investment security sales in the current period were only $3,000. Noninterest expenses were only 3% higher this quarter compared to second quarter 2002, largely due to increased personnel costs.

For the six-month periods ended June 30, 2003 and 2002, the Company reported net earnings of $2,233,000 and $1,866,000, respectively, an increase of 20%. This improvement was also attributable to stronger loan interest income and lower funding costs, which offset lower noninterest income. Interest income increased $460,000, while interest expense declined $477,000, comparing the first six months of 2003 to the same period in 2002. Net earnings per share (diluted) for the comparable six-month periods were $.59 and $.49 at June 30, 2003 and 2002, respectively.

The annualized return on average stockholders' equity for the 2003 six-month period was 14.2% versus 13.8% for the 2002 six-month period, and the return on average assets was 1.08% in the 2003 period compared to 1.04% in the 2002 period. Book value per share was $8.76 at June 30, 2003 compared to $8.27 at December 31, 2002 and $7.54 at June 30, 2002. In the second quarters of 2003 and 2002, the Company paid a cash dividend of $.13 and $.09 per share, respectively. The prior period amount was restated to reflect the fourth quarter 2002 stock split.

Total assets of the Company were $421 million at June 30, 2003, reflecting little change from March 31, 2003, however, approximately $7 million was redeployed from the investment securities portfolio into higher yielding loans in the second quarter. Since year-end 2002, total assets have grown $18 million, or 4.4%, primarily due to loan growth. Total loans have also grown $18 million, or 7%, since December 31, 2002, primarily in commercial loans, funded mainly with new deposit growth. Total loans were $277 million at June 30, 2003, up $36 million, or 15%, from total loans at June 30, 2002. The investment portfolio decreased to $105 million in the second quarter 2003 from $113 million at March 31, 2003 as funds received from principal collections and US agency security calls were used for loan growth. The investment portfolio was also $113 million at December 31, 2002.

The loan to deposit ratio at June 30, 2003 decreased to 78% from the December 31, 2002 ratio of 80%, as deposit growth exceeded loan growth in the first six months of the year. Total deposits grew $15 million, or 4%, during the second quarter to $350 million, largely composed of time deposit volume. Deposit growth also represented a 10% increase since December 31, 2002. Noninterest-bearing demand deposits grew 3% during the quarter, maintaining a ratio of 23% of total deposits at the end of the quarter. Total time deposits at June 30, 2003 were $185 million compared to $167 million at December 31, 2002. Time deposits have grown $16 million, or 9% since June 30, 2002.

Net interest income increased 12%, or $427,000, in second quarter 2003, compared to second quarter 2002. As mentioned previously, the increase was primarily due to both growth in the loan portfolio and a reduction in funding costs. Interest expense on time deposits decreased $152,000 comparing second quarter 2003 to second quarter 2002, despite the volume increase, due to the continued decline in interest rates and time deposit renewals at lower interest rates over the past year. This has been a strong factor in the lower cost of funds. For the six-month period ended June 30, 2003, net interest income increased $937,000 over the comparable 2002 period for the same reasons given for the quarterly increase, improvement in loan interest income and lower funding costs.

Quarterly noninterest income was lower this year by $209,000 principally because last year's second quarter income included $218,000 in gains on sales of investment securities. For the year to date, noninterest income was down compared to the same period last year also due to the 2002 recording of $296,000 in unrealized gains on appreciation of the value of an interest rate swap. The total decline in noninterest income was $470,000 for the year compared to last year through June. International fee income increased $24,000 to $300,000, or 9%, this quarter compared to the same period last year, and $75,000 to $597,000, or 14%, this year to date compared to last year through June, due to an increase in new and existing customer export business. Other noninterest income components were relatively flat compared to second quarter and the first six months of last year.

Comparing the current quarter and six-month period to the same quarter and six-month period in 2002, the only noninterest expense line item that changed notably was an increase in salaries and employee benefits which were up 6.3% for the quarter and 5.5% for the year to date as a result of additional positions and merit increases. There were 115 full-time equivalent employees at June 30, 2003, an increase of seven in the past year. Equipment and occupancy costs were flat this quarter compared to second quarter last year and up only 6.3% and 7.4%, respectively, for the comparable six-month periods. Increases for the year were due to additional equipment purchases to improve workstation technology and customer service efficiency, as well as normal rent escalations. Other noninterest expenses were 2% lower this quarter than second quarter last year, primarily due to lower loan-related legal fees and other losses. Stronger loan quality has resulted in less need for external collection efforts compared to previous years. Lower legal fees and other losses were also the reasons for lower other operating expenses for the year to date 2003 compared to the prior year. For the first six months of this year, the Company's efficiency ratio improved to 62% from 64% for the same period last year, primarily due to higher interest income this year.

Asset Quality

Non-performing assets were $1,424,000 at June 30, 2003 compared to $1,006,000 at year-end 2002. Non-performing assets at December 31, 2002 consisted of one commercial loan secured by business assets, one commercial loan secured by real estate, and a SBA loan fully guaranteed by the SBA. The June 30, 2003 amount included two commercial loans secured by business assets totaling $436,000 and three SBA loans fully guaranteed by the SBA totaling $391,000, as well as a $597,000 commercial loan secured by real estate that was foreclosed upon subsequent to March 31, 2003 and classified as other real estate owned. This OREO property was recorded originally at $697,000 and, based on a contractual price less selling costs, at June 30, 2003, was written down $100,000. The contract was subsequently canceled, and the property remains on the market. Non-performing assets represented .51% of total loans and other real estate owned as of June 30, 2003 compared to .39% at December 31, 2002. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2003.

Non-performing Assets
	June 30,	December 30,
(Dollars in thousands)	2003	2002

Loans on non-accrual
SBA guaranteed	$391	$153
Non-SBA guaranteed	436	712

Other real estate owned	597	141

Total non-performing assets	$1,424	$1,006

Total non-performing assets as a
percentage of total loans and other real estate	.51%	.39%
Total non-performing loans as a percentage of total loans	.30%	.33%

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

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $293,000 at June 30, 2003. The basis for the unallocated reserves is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $3.6 million at June 30, 2003 from $3.4 million at year-end 2002, an increase of 6%. The increase was due to the growth in the loan portfolio during 2003 and relatively low net charge-offs this year. Combined criticized and classified assets at June 30, 2003 declined to $2.7 million from $4.4 million at December 31, 2002, a decline of 38%, indicating an improvement in quality despite the continued growth of the portfolio. Gross charged off loans for the year to date through June 2003 totaled $173,000, while recoveries for the period totaled $50,000, for an annualized net charge-off rate of .09% of average total loans. The net charge-off rate for the first six months of 2002 was .44%. The provision for loan losses was $108,000 in second quarter of 2003 compared to $212,000 during the same period last year. The decrease was a result of an analysis of the allowance for loan losses indicating a decline in total classified assets at June 30, 2003, despite a temporary increase in non-performing assets.

The allowance for loan losses represented 1.31% and 1.33% of total loans outstanding at June 30, 2003 and December 31, 2002, respectively. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the six months ending June 30, 2003 and 2002.

Analysis of Allowance for Loan Losses

for the Six Months Ended June 30,

(In thousands)	2003	2002

Allowance for loan losses at beginning of period	$3,435	$3,234

Charge-offs:
Commercial, financial, and agricultural	50	492
SBA	123	42
Installment loans to individuals	-	5

Total	173	539

Recoveries:
Commercial, financial, and agricultural	45	10
SBA	3	18
Real estate	-	3
Installment loans to individuals	2	-

Total	50	31

Net charge-offs	123	508

Provision for loan losses charged to income	322	577

Allowance for loan losses at end of period	$3,634	$3,303

Based on an analysis performed by management at June 30, 2003 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In fourth quarter 2001, the Company entered into a fixed rate interest rate swap with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to equity and established as an asset or liability. At June 30, 2003, the fair value of this interest rate swap was a gain of $876,000. This swap matures on October 31, 2004.

In first quarter 2003, the Company entered into a second fixed rate interest rate swap with a notional amount of $25 million to further reduce the interest rate risk on certain of variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swap previously mentioned. This swap is also currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to stockholders' equity. At June 30, 2003, the fair value of this interest rate swap was a gain of $190,000. This swap matures on March 14, 2007.

Liquidity and Capital Adequacy

Liquidity has been stable during the second quarter of 2003 as solid deposit growth has provided adequate funding for loan expansion. At June 30, 2003, the Company's net loan to deposit ratio was 78%, down slightly from the 80% ratio at December 31, 2002. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $1.4 million during second quarter 2003, to $32.3 million as a result of total net income net of dividends paid to shareholders, as well as a $730,000 increase in accumulated other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 6.7% at June 30, 2003 compared to 6.9% at year-end 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2003, the Bank had a risk-weighted total capital ratio of 11.2% and a Tier 1 risk-weighted capital ratio of 9.9%, slightly below year-end 2002 ratios of 11.3% and 10.2%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at June 30, 2003 was approximately $31 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
	Due in 1Year	Due in 2Years	Due in 3Years	Due in 4Years	Due in 5 Years	Due after 5Years

Demand and savings	$164,886	$-	$-	$-	$-	$-
deposits
Time deposits	135,604	23,982	9,606	8,640	7,024	75
Federal Home Loan	-	-	25,000	-	-	-
bank advances
Other borrowed funds	9,640	-	-	-	-	-
Commitments to customers	31,440	-	-	-	-	-
under lines of credit
Commitments under	997	1,003	948	799	521	531
lease agreements

	$342,567	$24,985	$35,554	$9,439	$7,545	$606

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II. - OTHER INFORMATION
ITEM 1.	Legal Proceedings - Not Applicable

ITEM 2.	Changes in Securities and Use of Proceeds
	a)	Not Applicable
	b)	Not Applicable
	c)	Not Applicable
	d)	Not Applicable

ITEM 3.	Defaults Upon Senior Securities - Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 28, 2003. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 14, 2003, for the primary purpose of electing six members to the Board of Directors.

Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of the shareholders and each director serves a three-year term. Six Class II Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2006:

Peter M. Cohen, Donald R. Harkleroad, Shafik H. Ladha, Paul C. Y. Chu, Howard. L. Tai, and P. Carl Unger. All six nominees were elected.

Proxies for 85%, or 3,204,614 of the 3,768,429 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

	Director	Votes For	Votes Withheld
	Peter M. Cohen	3,182,800	36,824
	Donald R. Harkleroad	3,153,363	66,261
	Shafik H. Ladha	3,152,063	67,561
	Paul C. Y. Chu	3,184,300	35,088
	Howard H. L. Tai	3,183,536	35,088
	P. Carl Unger, PhD. *	3,184,536	35,088
	* Dr. Unger passed away in June of 2003.

The following Class III and Class I directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Nack Y. Paek, Carl L. Patrick, Jr., and David Yu Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo W. Clayton Sparrow, Jr., and Pin Pin Chau.

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2003 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 4360 Chamblee Dunwoody Road, Atlanta, Georgia, 30341 of the contents of such proposal no later than December 31, 2003. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 5.	Other Information - Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

	Exhibit 11. 1
	Statement Regarding Computation of Per Share Earnings

	Exhibit 31. 1
	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

	Exhibit 31.2
	Certification of Chief Financial Officer Pursuant to Section 302 of the Act

	Exhibit 32.1
	Certifications of Chief Executive Officer and Financial Officer Pursuant to Section 906 of the Act

	b)	Reports on Form 8-K

	Form 8-K filed on April 25, 2003, reporting earnings for the first quarter of 2003 under Item 9 pursuant to instructions contained in Item 12 and SEC Release Nos. 33-8176 and 34-47226

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	August 13, 2003

INDEX TO EXHIBITS

Exhibit		Page

11.1	Statement Regarding Computation of Per Share Earnings	20

31.1	Certification of Chief Executive Officer Pursuant to	21
	Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

31.2	Certification of Chief Financial Officer Pursuant to	22
	Section 302 of the Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial	23
	Officer Pursuant to Section 906 of the Act of 2002

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income	$1,203,000	$1,017,000	$2,233,000	$1,866,000

Basic net income per share:
Weighted-average shares outstanding	3,768,429	3,729,818	3,768,429	3,786,068
Net income per share	$.32	$.27	$.59	$.49

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	3,780,286	3,741,244	3,780,064	3,794,078
Net income per share	$.32	$.27	$.59	$.49

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Bank Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of such disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary K. McClung, Chief Financial Officer of Summit Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Bank Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of such disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Act of 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 13th day of August, 2003.
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer