Form 10-Q
period 2003-09-30
SUMMIT BANK CORP
filed 2003-11-14
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 205492

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __	No X _

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at November 1, 2003
Common Stock. $.0l par value	3,768,429

The Exhibit Index Appears on Page 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	September 30, 2003	December 31, 2002

ASSETS:
Cash and due from banks	$22,468	$16,058
Interest-bearing deposits in other banks	375	740
Federal funds sold	1,800	--
Investment securities available for sale, at fair value	97,759	98,947
Investment securities held to maturity, at amortized cost	12,139	12,347
Other investments	1,979	1,630
Loans, net of unearned income	303,153	258,723
Less: allowance for loan losses	(3,792)	(3,435)

Net loans	299,361	255,288

Premises and equipment, net	4,207	3,404
Customers' acceptance liability	1,777	1,646
Goodwill, net	1,530	1,530
Bank owned life insurance	6,933	6,605
Other assets	5,794	4,665

Total assets	$456,122	$402,860

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$82,503	$74,143
Interest-bearing:
Demand	82,600	65,424
Savings	11,808	10,693
Time, $100,000 and over	99,348	83,719
Other time	90,103	83,447

Total deposits	366,362	317,426

Federal Home Loan Bank advances	25,000	20,000
Federal funds purchased	--	9,500
Other borrowed funds	16,770	21,225
Acceptances outstanding	1,777	1,646
Other liabilities	1,997	1,887
Company-obligated manditorily redeemable securities of subsidiary holding	12,000	--
solely parent debentures

Total liabilities	423,906	371,684

STOCKHOLDERS' EQUITY:
Common stock	39	39
Additional paid-in capital	17,276	17,276
Retained earnings	13,485	11,495
Accumulated other comprehensive income	1,416	2,366

Total stockholders' equity	32,216	31,176

Total liabilities and stockholders' equity	$456,122	$402,860

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2003	2002	2003	2002

Interest income
Loans, including fees	$4,751	$4,189	$13,350	$12,057
Interest-bearing deposits in other banks	1	2	5	6
Federal funds sold	4	25	24	50
Investment securities	690	817	2,303	2,478
Mortgage-backed securities	521	526	1,426	1,649

Total interest income	5,967	5,559	17,108	16,240

Interest expense
Time deposits, $100,000 and over	803	802	2,369	2,321
Other deposits	754	988	2,336	3,116
Federal Home Loan Bank advances	118	189	400	437
Short-term borrowings	45	43	155	165

Total interest expense	1,720	2,022	5,260	6,039

Net interest income	4,247	3,537	11,848	10,201
Provision for loan losses	477	194	799	771

Net interest income after provision for loan losses	3,770	3,343	11,049	9,430

Noninterest income
Fees for international banking services	316	281	913	802
SBA loan servicing fees	23	23	75	81
Service charge income	191	189	551	563
Nonsufficient funds charges	228	216	671	646
Increase in CSV of bank owned life insurance	109	107	328	324
Net gains on sales of investment securities available	55	65	58	283
for sale
Other	114	196	283	690

Total noninterest income	1,036	1,077	2,879	3,390

Noninterest expense
Salaries and employee benefits	1,609	1,490	4,641	4,365
Equipment	260	240	668	624
Net occupancy	319	239	826	711
Other operating expenses	907	722	2,829	2,731

Total noninterest expense	3,095	2,691	8,964	8,431

Income before income taxes	1,711	1,729	4,964	4,389

Income tax expense	484	620	1,504	1,414

Net income	$1,227	$1,109	$3,460	$2,975

Basic net income per common share	$.33	$.30	$.92	$.79
Diluted net income per common share and
common share equivalents	$.32	$.30	$.92	$.79

Weighted-average shares outstanding - basic	3,768,429	3,733,718	3,768,429	3,768,416
Weighted-average shares outstanding - diluted	3,781,839	3,744,184	3,781,059	3,776,460
Dividends declared per common share	$.13	$.09	$.39	$.27

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)		Nine months ended September 30,
(In thousands)		2003	2002
Cash flows from operating activities:

Net income		$3,460	$2,975
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment		504	479
Net amortization of premiums/discounts on investment securities		253	290
Amortization of intangibles		135	194
Provision for loan losses		799	771
Net gains on sales of investment securities, available for sale	-	(58)	(303)
Unrealized gain on interest rate swap	-	(19)	(296)
Increase in CSV of bank owned life insurance		(328)	(324)
Writedown on other real estate		100	--
Loss on sale of other real estate		112	--
Costs associated with issuance of Company-obligated manditorily		(240)	--
	redeemable securities of subsidiary holding solely parent debentures
Changes in other assets and liabilities:
(Increase) decrease in other assets		(562)	834
Increase in other liabilities		689	817

Net cash provided by operating activities		4,845	5,437

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale		25,235	18,050
Proceeds from sales of investment securities available for sale		14,864	18,521
Principal collections on investment securities available for sale		9,090	8,615
Principal collections on investment securities held to maturity		7	7
Purchases of investment securities available for sale		(49,831)	(41,773)
Loans made to customers, net of principal collected on loans		(45,569)	(35,898)
Purchases of premises and equipment		(1,307)	(411)

Net cash used in investing activities		(47,511)	(32,889)

Cash flows from financing activities:

Net increase in demand and savings deposits		26,651	18,770
Net increase in time deposits		22,285	6,488
Issuance of common stock		--	70
Repurchase of common stock		--	(1,186)
Dividends paid		(1,470)	(1,024)
Net increase in Federal Home Loan Bank advances		5,000	10,000
Net (decrease) increase in federal funds purchased		(9,500)	1,000
Net (decrease) increase in other borrowed funds		(4,455)	2,552
Proceeds from issuance of Company-obligated manditorily redeemable securities		12,000	--
of subsidiary holding solely parent debentures

Net cash provided by financing activities		50,511	36,670

Net increase in cash and cash equivalents		7,845	9,218
Cash and cash equivalents at beginning of period		16,798	15,867

Cash and cash equivalents at end of period		$24,643	$25,085

Supplemental disclosures of cash paid during the period:
Interest		$7,999	$5,980
Income taxes		$1,351	$1,131
Supplemental disclosures of noncash investing activities:
Transfer of loan collateral to other real estate owned		$697	$141

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank"), Summit Bank Corporation Capital Trust I, and The Summit Merchant Banking Corporation (inactive), as well as an 80%-owned subsidiary, CashMart, Inc. (inactive). The Capital Trust subsidiary was formed in the third quarter of 2003 for the purpose of issuing trust preferred securities. All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items previously recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive loss for the third quarter of 2003 was ($299,000), while total comprehensive income for the year to date through September 30, 2003 was $2,510,000 compared to total comprehensive income of $2,337,000 and $4,924,000 for the three and nine months ended September 30, 2002, respectively.

4.     STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three and nine months ended September 30, 2003 and 2002.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company has classified its Company-obligated manditorily redeemable securities of subsidiary holding solely parent debentures as liabilities.

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

Losses on loans result from a broad range of causes ranging from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. The depth and duration of any economic recession could impact the credit risk associated with the loan portfolio. Another factor in the analysis is a consideration of concentrations of credit within specific industry sectors. Management monitors loan concentrations in any one industry in relation to the Bank's equity capital and has established limits to mitigate risk. At September 30, 2003, the Bank's largest concentrations are retail trade loans: convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $111 million, or 306%, of capital; commercial real estate loans which totaled approximately $84 million, or 232%, of capital; and loans to service providers: financial, health, hotel and dry cleaners, which totaled approximately $44 million, or 122%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See "Allowance and Provision for Loan Losses."

Performance Overview

The Company reported net income of $1,227,000 for the third quarter of 2003, compared to $1,109,000 for the third quarter of 2002, an increase of 11%. The improvement in earnings was due primarily to an increase in loan interest income resulting from higher loan volume, as well as a decrease in the Company's cost of funds. Interest expense on deposits has declined as higher rate time deposits renewed at lower rates compared to last year. Net earnings per share for the third quarter of 2003 were $.32, diluted, compared to $.30, diluted, for third quarter 2002, adjusted for the November 2002 stock split. The net interest margin has continued to improve each quarter throughout 2003, to 4.20% in the current quarter. By comparison, the net interest margin in third quarter 2002 was 4.06%. Interest income increased $408,000, while interest expense declined $302,000, comparing the third quarters of 2003 and 2002. Offsetting a portion of the rise in net interest income was an increase in the loan loss provision of nearly $300,000 due to significant loan growth during the quarter. Noninterest income was $41,000 lower for the quarter compared to the same period last year as a result of a $95,000 gain included in third quarter 2002 from the termination of an interest rate swap. Noninterest expenses were $404,000, or 15%, higher this quarter compared to third quarter 2002 primarily due to additional personnel and occupancy expenses related to an additional branch and other real estate losses.

For the nine-month periods ended September 30, 2003 and 2002, the Company reported net earnings of $3,460,000 and $2,975,000, respectively, an increase of 16%. This improvement was also attributable to stronger loan interest income and lower funding costs, which offset lower noninterest income. Interest income increased $868,000, while interest expense declined $779,000, comparing the first nine months of 2003 to the same period in 2002. Net earnings per share (diluted) for the comparable nine-month periods were $.92 and $.79 at September 30, 2003 and 2002, respectively.

The Company reported an annualized return on average stockholders' equity for the 2003 nine-month period of 14.50% versus 14.37% for the 2002 nine-month period, and a return on average assets of 1.10% in the 2003 nine-month period compared to 1.09% in the 2002 nine-month period. The book value per share was $8.55 at September 30, 2003 compared to $8.27 at December 31, 2002 and $8.31 at September 30, 2002. In the third quarters of 2003 and 2002, the Company paid a cash dividend of $.13 and $.09 per share, respectively. The prior period amount was restated to reflect the fourth quarter 2002 stock split.

Total assets of the Company grew 8% during the third quarter of this year to a period-end total of $456 million due to strong loan growth. Total assets have grown 13% during this year through September and 19% over the trailing twelve months. Total loans reflected an increase of $26 million, or 10%, during the current quarter to $303 million at September 30, 2003. During the past nine months, loans have grown $44 million, or 17%, since December 31, 2002, primarily in commercial loans, funded mostly by new deposit growth. Total loans grew $49 million during the past twelve months. The investment portfolio totaled $112 million in the third quarter 2003, an increase of $5 million during the last quarter and relatively unchanged compared to December 31, 2002.

The loan to deposit ratio at September 30, 2003 increased to 82% from the December 31, 2002 ratio of 80%, as loan growth exceeded deposit growth this quarter by $10 million. Total deposits grew $17 million, or 5%, during the third quarter to $366 million. The growth was evenly spread across all deposit products, while average noninterest-bearing demand deposits maintained a healthy ratio of 23% of total deposits during the quarter. Deposit growth also represented a 15% increase since December 31, 2002. Total time deposits at September 30, 2003 were $189 million compared to $167 million at December 31, 2002. Time deposits have grown $20 million, or 12%, since September 30, 2002.

In September 2003, the Company formed a wholly owned subsidiary, Summit Bank Corporation Capital Trust I, a Delaware statutory trust (the "Trust"). On September 30, 2003, the Trust completed a private placement of $12.0 million of Company-obligated manditorily redeemable securities of subsidiary holding solely parent debentures ("Trust Preferred Securities") to an institutional buyer. The proceeds from the sale were invested in Floating Rate Junior Subordinated Notes (the "Notes") issued by the Company, and the Company issued a limited, irrevocably guarantee of the Trust's obligations relating to the Trust Preferred Securities. The Trust Preferred Securities and the Notes have a floating rate equal to three-month LIBOR plus 3.1%, which adjusts quarterly. As of September 30, 2003, the rate was 4.16%. The Notes and the Trust Preferred Securities each have 30-year terms, and the Notes and Trust Preferred Securities will each be callable by the Company or the Trust, as applicable, at its option after five years, or sooner in certain specific events, subject in all cases to prior approval by the Federal Reserve Board, to the extent then required. In each case, redemption will be made at a price equal to 100% of the face amount of the Trust Preferred Securities, plus the accrued and unpaid distributions thereon through the redemption date. In addition, the Company and the Trust will have the ability to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. The Company contributed $9 million of the funds from this transaction to the Bank in the form of a capital contribution. Under current Federal Reserve Board regulations, proceeds from Trust Preferred Securities may be considered Tier 1 and Tier 2 capital components for the Company, subject to certain limitations. As a result of the new issuance, the Company's Tier 1 capital increased approximately $9.5 million in accordance with the regulatory limitations, and the remaining $2.5 million is considered Tier 2 capital.

Net interest income increased 20%, or $710,000, in third quarter 2003, compared to third quarter 2002. As mentioned previously, the increase was primarily due to both growth in the loan portfolio and a reduction in funding costs. Interest expense on time deposits under $100,000 decreased $122,000 comparing third quarter 2003 to the same period in 2002, despite a 3% volume increase, due to the continued renewals of time deposits at interest rates that were much lower in the current quarter than twelve months ago. Interest rates on money market accounts have also declined significantly over the past year, resulting in a reduction in costs of $94,000 in third quarter compared to third quarter 2002. Partially offsetting the increased net interest income in the third quarter, the loan loss provision increased $283,000 because of the strong loan growth during the quarter. For the nine-month period ended September 30, 2003, net interest income increased $1.6 million over the comparable 2002 period for the same reasons given for the quarterly increase, improvement in loan interest income and lower funding costs.

Noninterest income declined by $41,000 this quarter compared to the same period last year since last year's third quarter income included a $95,000 gain from the termination of an interest rate swap agreement. For the year to date through September, noninterest income was down compared to the same period last year also due to the 2002 recording of $296,000 in unrealized gains due to the appreciation of the value of an interest rate swap prior to its reclassification as a hedge. The total decline in noninterest income was $511,000 for the comparable year to date periods. Additionally, the Bank reported only $58,000 in gains on sales of investment securities this year to date while gains last year through September were $283,000. International fee income increased $35,000, or 12%, this quarter compared to the same period last year, and $111,000, or 14%, this year to date compared to last year through September, due to higher trade finance transaction volume this year. Other noninterest income components were relatively flat compared to third quarter and the first nine months of last year.

There was a $400,000, or 15%, increase in the Company's noninterest expenses this quarter compared to third quarter last year. In July of this year, the Bank opened a new branch office in Fremont, California, its second office in the San Francisco Bay market. Much of the increase in noninterest expenses was attributed to additional personnel and occupancy expenses related to the opening of this location. This is a full service branch with both deposit and lending functions. The Bank's total personnel costs increased 8% to $1.6 million in third quarter 2003 compared to third quarter 2002. There were 118 full-time equivalent employees at September 30, 2003, an increase of six in the past year. Occupancy costs were 33% higher mainly due to the Fremont office addition which has resulted in approximately $20,000 more per month in leased space costs and ongoing branch maintenance. For the year to date, noninterest expenses were up $533,000, or 6%, over last year through September. In addition to the new branch costs, there was $211,000 in other operating expenses attributable to a loss on liquidation of foreclosed property during the current quarter. This exceeded the prior year's other real estate costs by $136,000. Offsetting much of these increased expenses was a decline in legal fees of $136,000 as loan quality has improved and legal collection efforts have not been as extensive or necessary. For the first nine months of this year, the Company's efficiency ratio improved to 61% from 62% for the same period last year, primarily due to growth in interest income this year.

Asset Quality

Non-performing assets declined substantially during third quarter to $350,000 at September 30, 2003, representing .12% of total loans and other real estate, compared to $1,006,000, or .39%, at year-end 2002. The September 30, 2003 non-performing assets included a $65,000 commercial line of credit secured by deposits in the Bank, two SBA loans totaling $169,000 which are fully guaranteed by the SBA and a $116,000 SBA loan of which 85% of the balance is guaranteed by the SBA. Non-performing assets at December 31, 2002 consisted of one commercial loan secured by business assets, one commercial loan secured by real estate, and a SBA loan fully guaranteed by the SBA, as well as a $597,000 commercial loan secured by real estate that was foreclosed upon subsequent to March 31, 2003 and classified as other real estate owned. This OREO property was liquidated in the third quarter of 2003, and total expenses and losses incurred relative to the transaction totaled $211,000. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2003.

Non-performing Assets
	September 30,	December 31,
(Dollars in thousands)	2003	2002

Loans on non-accrual
SBA guaranteed	$285	$153
Non-SBA guaranteed	65	712

Other real estate owned	--	141

Total non-performing assets	$350	$1,006

Total non-performing assets as a
percentage of total loans and other real estate	.12%	.39%
Total non-performing loans as a percentage of total loans	.12%	.33%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, and strip shopping centers. The risk to lending to these types of businesses is that they typically are more vulnerable to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First, a large portion of these loans is supported by government guarantees obtained from the Small Business Association. Secondly, the majority of the Company's loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions.

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company segregates the loan portfolio into broad segments, such as: consumer, commercial and SBA loans. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for this portion of the portfolio are generally based on historical loss factors adjusted where necessary for qualitative factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $163,000 at September 30, 2003. The basis for the unallocated reserves is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $3.8 million at September 30, 2003 from $3.4 million at year-end 2002, an increase of 10%. The increase was due to the strong growth in the loan portfolio during 2003. Criticized and classified assets at September 30, 2003 declined to $2.3 million from $4.4 million at December 31, 2002, a decline of 47%, thus reflecting the quality improvement. Gross charged-off loans for the year to date through September 2003 totaled $501,000, while recoveries for the period totaled $59,000, for an annualized net charge-off ratio of .21% of average total loans. The net charge-off ratio for the first nine months of 2002 was .37%. The provision for loan losses increased to $477,000 in third quarter of 2003 compared to $194,000 during the same period last year. The increase was due to the significant growth in the loan portfolio during the current quarter.

The allowance for loan losses represented 1.25% and 1.33% of total loans outstanding at September 30, 2003 and December 31, 2002, respectively. The decline, despite the loan growth this quarter, reflected the continued improvement in the overall quality of the loan portfolio. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the nine months ending September 30, 2003 and 2002.

Analysis of Allowance for Loan Losses
for the Nine Months Ended September 30,
(In thousands)	2003	2002

Allowance for loan losses at beginning of period	$3,435	$3,234

Charge-offs:
Commercial, financial, and agricultural	185	703
SBA	301	71
Installment loans to individuals	15	20

Total	501	794

Recoveries:
Commercial, financial, and agricultural	48	35
SBA	8	31
Real estate	-	70
Installment loans to individuals	3	-

Total	59	136

Net charge-offs	442	658

Provision for loan losses charged to income	799	771

Allowance for loan losses at end of period	$3,792	$3,347

Based on an analysis performed by management at September 30, 2003 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In fourth quarter 2001, the Company entered into a fixed rate interest rate swap with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to equity and established as an asset or liability. At September 30, 2003, the fair value of this interest rate swap was a gain of $738,000. This swap matures on October 31, 2004.

In first quarter 2003, the Company entered into a second fixed rate interest rate swap with a notional amount of $25 million to further reduce the interest rate risk on certain of variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swap previously mentioned. This swap is also currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to stockholders' equity. At September 30, 2003, the fair value of this interest rate swap was a loss of $69,000. This swap matures on March 14, 2007.

In second quarter 2003, the Company entered into a third fixed rate interest rate swap with a notional amount of $25 million to further reduce the interest rate risk on certain of variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swaps previously mentioned. This swap is also currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to stockholders' equity. At September 30, 2003, the fair value of this interest rate swap was a gain of $342,000. This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity has been stable during the third quarter of 2003 as solid deposit growth has provided adequate funding for loan expansion. At September 30, 2003, the Company's net loan to deposit ratio was 82%, up from the 80% ratio at December 31, 2002 as loan growth has outpaced deposit growth. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company was $32.2 million at September 30, 2003, reflecting no change this quarter as dividends and a decline in other comprehensive income offset the quarterly earnings.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.7% at September 30, 2003 compared to 6.9% at year-end 2002. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2003, the Bank had a risk-weighted total capital ratio of 13.4% and a Tier 1 risk-weighted capital ratio of 12.2%, an increase in year-end 2002 ratios of 11.3% and 10.2%, respectively. The increases in capital ratios were a result of the Company's issuance of $12 million of Trust Preferred Securities in September 2003 and the contribution of $9 million of these funds to the Bank by the Company.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at September 30, 2003 was approximately $40 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
	Due in 1Year	Due in 2 Years	Due in 3 Years	Due in 4Years	Due in 5 Years	Due after 5Years

Demand and savings	$176,911	$-	$-	$-	$-	$-
deposits
Time deposits	138,720	24,843	9,395	13,617	2,808	68
Federal Home Loan	-	-	25,000	-	-	-
Bank advances
Other borrowed funds	16,770	-	-	-	-	-
Commitments to customers	39,897	-	-	-	-	-
under lines of credit
Commitments under
lease agreements	1,002	1,000	897	770	424	459
Company-obligated manditorily	--	--	--	--	--	12,000
redeemable securities of
subsidiary holding solely
parent debentures

	$373,300	$25,843	$35,292	$14,387	$3,232	$12,527

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

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
Form 8-K filed on July 22, 2003, reporting earnings for the second quarter of 2003 under Item 9 and SEC Release Nos. 33-8176 and 34-47226

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION
BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	November 12, 2003

INDEX TO EXHIBITS
Exhibit		Page

11.1	Statement Regarding Computation of Per Share Earnings	19

31.1	Certification of Chief Executive Officer Pursuant to	20
	Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

31.2	Certification of Chief Financial Officer Pursuant to	21
	Section 302 of the Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial 2	22
	Officer Pursuant to Section 906 of the Act of 200

Exhibit 11.1

Statement Regarding Computation
of Per Share Earnings
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income	$1,227,000	$1,109,000	$3,460,000	$2,975,000

Basic net income per share:
Weighted-average shares outstanding	3,768,429	3,733,718	3,768,429	3,768,416
Net income per share	$.33	$.30	$.92	$.79

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	3,781,839	3,744,184	3,781,059	3,776,460
Net income per share	$.32	$.30	$.92	$.79

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

Date: November 12, 2003

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

Date: November 12, 2003

/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Act of 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 12th day of November, 2003.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer