Form 10-K
period 2003-12-31
SUMMIT BANK CORP
filed 2004-03-19
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003
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

As of June 30, 2003, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $36,799,177, as determined by reference to the quoted purchase price for the Common Stock on the Nasdaq National Stock Market on June 30, 2003. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

As of March 1, 2004, there were 5,688,604 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto. Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2004 Annual Shareholders' Meeting.

SUMMIT BANK CORPORATION
FORM 10-K CROSS-REFERENCE INDEX
		Page Number
		Form 10-K	Annual Report	Proxy Statement

PART 1.
Item 1.	Business	3
	(a) Overview	3
	(b) Banking Services	4
	(c) Locations and Service Areas	5
	(d) Asian-American Markets	5
	(e) Latin-American Markets	5
	(f) International Services Market	5
	(g) Supervision and Regulation	6
	(h) Employees	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security
	Holders	17

PART II.
Item 5.	Market for Registrant's Common Equity
	And Related Stockholder Matters	18
Item 6.	Selected Financial Data	19
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		14
Item 7a.	Quantitative and Qualitative Disclosures
	About Market Risk		28
Item 8.	Financial Statements and Supplementary Data		30
Item 9.	Not Applicable	20
Item 9A.	Controls and Procedures	20

PART III.
Item 10.	Directors and Executive Officers of the Registrant	21		2
Item 11.	Executive Compensation			12
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	21		8,18
Item 13.	Certain Relationships and Related Transactions			8
Item 14.	Principal Accounting Fees and Services			20

PART IV.
Item 15.	Exhibits, Financial Statement Schedules,
	and Reports on Form 8-K	22

Signatures		24

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

The Bank is a banking association organized under the laws of the United States. The Bank engages in commercial banking from its main office and five branch offices, three of which are located in its primary service area of northern metropolitan Atlanta, Georgia. The fourth branch office is located in San Jose, California. In the second quarter of 2003, the Bank opened a second California branch location in Fremont that is now the Bank's fifth branch office. The Bank's San Jose and Fremont offices are in ethnic communities that are very similar to part of the Bank's Atlanta primary service area. In the first quarter of 2004, the Bank announced that it would be opening two additional locations in the metropolitan Atlanta area, one full-service and one limited-service branch. These openings are scheduled for later in 2004. The Bank seeks to serve four principal markets:

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

Banking Services

The Bank offers the full range of deposit services typically offered by most banks and other financial institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. The Bank tailors its transaction accounts and time certificates to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts ("IRAs") are available. The Bank solicits accounts from individuals, businesses, associations, and government entities. All depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount ($100,000 per depositor).

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

In addition to deposit and loan services, the Bank's other domestic services include 24-hour multi-lingual telephone banking, Internet banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. The Bank is a member of the STAR, CIRRUS and EXCHANGE ATM networks. These ATM networks are used by Bank customers in major cities throughout Georgia and California and in various other cities in the United States and worldwide. The ATM located at the Asian Banking Center branch location also offers multi-lingual screens for Asian-speaking patrons. The Bank offers both VISA and MasterCard credit cards to its customers through a third party vendor.

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

Locations and Service Areas

One of the Bank's two primary service areas covers a section of North Metropolitan Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties. This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County and the Perimeter Business Park and the Peachtree Corners area including Technology Park. This area is crossed by major thoroughfares such as Interstate 285 to the North, Buford Highway and Peachtree Industrial Boulevard in the South, Clairmont and Shallowford Roads to the East, and Interstate 75 to the West. A second primary service area covers portions of San Jose and Fremont, California. These markets are located in the south San Francisco bay area and are crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280. See "Item 2 - Properties."

Asian-American Markets

One of the Bank's principal target markets is the Atlanta Asian-American population, including members of the Korean, Chinese, Japanese, Indian, and Southeast Asian communities. The 2000 United States census indicated that the Atlanta Asian-American population exceeded 170,000 people, with the majority of this population located in north metropolitan Atlanta, including parts of DeKalb, Fulton, and Cobb counties. The South San Francisco market consists largely of Asian-American and Latin-American individuals and businesses.

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of Asian-Americans. At year-end 2003, approximately 50% of the Bank's Atlanta customers were Asian-American. Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch customer base also.

Management believes that the Asian-American community has a high savings rate, low unemployment, and a commitment to economic advancement through education and hard work. This culture lends itself very well to opportunities for the Bank to serve this community's small owner-operated businesses. In addition, a significant percentage of Asian-Americans in the Bank's market are first generation U.S. immigrants who may be constrained in their current use of banking services at other financial institutions by language and other cultural barriers.

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

The Bank does not engage in off-shore buyer financing or cross border lending. Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries. As of December 31, 2003, there was $655,000 outstanding under such facilities.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

The Bank

Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at an annualized rate of $.154 per $1,000 of assessable deposits for the first quarter of 2003.

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

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leveraged capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 14.1% and our ratio of Tier 1 Capital to risk-weighted assets was 12.3%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve"s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 8.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--The Bank--Prompt Corrective Action."

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus. The Bank paid $1.4 million in cash dividends to the Company in 2003. The Bank's 2004 net earnings are entirely available for dividends to the Company.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

  new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;
  new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;
  for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and
  a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments will also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions. Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

Employees

As of March 1, 2004, the Company and the Bank had 119 full-time equivalent employees. Management anticipates additional hiring in 2004 to staff the branch locations that are planned, as well as to strengthen the infrastructure of its existing operations in order to facilitate further organic growth. The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

Item 2. Properties

Main Office

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road. The Bank has a lease for 8,941 square feet on the main floor of the building and an additional 14,534 square feet on the third floor. The lease for the first floor premises, which began on January 1, 2001, provides base rental of $17.50 per square foot per year. The lease provides for escalations through its expiration on December 31, 2010. The third floor lease provides base rental of $17.50 per square foot per year on 10,462 square feet and $19. 25 per square foot per year on the remaining 4,072 square feet. The lease for the third floor premises expires on December 31, 2007. The first floor space, which includes the main branch, has six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room. The Bank has an ATM attached to the building. The third floor space houses the international department, personnel department, the operations department, the marketing department, information technology, training, check processing, and the administration offices.

Asian Banking Center

The Bank owns an office building containing 18,000 square feet of space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway. The address is 3490 Shallowford Road, Atlanta, Georgia. The Bank currently utilizes 6,000 square feet of first floor space in the building for a branch office. Additionally a Bank lending group occupies 1,838 square feet on the second floor. The Bank has leased approximately 9,000 square feet, including common areas, to other tenants which leases provide base rental rates from $15.25 to $16.99 per square foot per annum. The branch office has six teller stations, five customer service stations, and five offices for lending officers and management. In addition, the Bank has installed a drive-through ATM and drive-through teller window.

Vinings

The Bank's branch office in the Vinings area of Cobb County is located at One Paces West, Suite 150, 2727 Paces Ferry Road, N.W., Atlanta, Georgia. The office building has 246,515 square feet of leasable space near the intersection of Interstate 285 and Paces Ferry Road. The Vinings branch office contains 5,266 square feet of space, which the Bank has leased at a base rate of $21.25 per square foot per annum. This space consists of four teller stations, two drive-in windows, four customer service stations, six offices for management and lending officers and a conference room. The Bank also has an ATM at this location. The initial term of the lease expires in June 2007.

Peachtree Corners

The Bank also leases approximately 2,500 square feet of a two-story 7,700 square foot building, as a branch location in the Peachtree Corners area of north Atlanta. The building sits on 1.3 acres at 3280 Holcomb Bridge Road, Norcross, Georgia. This branch office has four teller stations, one drive-up window, one drive-in lane, two offices for a lending officer and branch management, as well as a drive-through ATM. The term of the lease, beginning in 2000, is five years at a base rent of $10.00 per square foot per year and includes three options to extend the lease for five years each at the same base rate.

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

Fremont Office

The Bank also leases space for a new branch location at 46615 Mission Boulevard, Fremont, California. The location opened in July 2003 as the second California office for the Bank. The Bank leases approximately 5,092 square feet for this office under a primary lease agreement for 2,770 square feet and a sublease agreement on 2,322 adjoining square feet. The primary lease has a base rent of $43.80 per square foot per year, and also expires in May of 2008. The sublease has a base rent of $31.20 and expires in March 2008. Both lease agreements provide for two options of five (5) years each to extend the term. The branch has four teller windows, a merchant booth for processing large commercial deposits, six offices for a lending officer and branch management and a walk-up ATM.

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

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA". As of March 1, 2004, the quoted purchase price for the Company's shares was $15.64 per share. There were approximately 355 holders of record of the Company's Common Stock at March 1, 2004. Additionally, there are an estimated 860 shareholders who hold shares in various brokerage and investment accounts.

The Company began paying quarterly cash dividends in 1995 and paid a total of $.08 per share in that year. The Company paid a total of $.35 and $.27 per share in cash dividends in 2003 and 2002, respectively. These amounts have been restated for the stock dividends awarded in 2004, 2002, and 2001. Although the Company currently plans to continue paying cash dividends on a quarterly basis, Summit's dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors. In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company. See "Business -- Supervision and Regulation -- Payment of Dividends."

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see the Company's 2003 Annual Report to Shareholders which is incorporated by reference herein.

Item 6.        Selected Financial Data

The selected consolidated financial data presented below as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances. Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.
	As of December 31,
(Dollars in thousands, except share and per share data)
Balance Sheet Data	2003	2002	2001	2000	1999
Total assets	$477,145	$402,860	$341,443	$283,403	$281,267
Investment securities	125,726	112,924	90,209	59,402	70,440
Loans	317,072	258,723	219,744	190,354	167,719
Allowance for loan losses	4,047	3,435	3,234	3,141	2,525
Deposits	368,599	317,426	294,924	239,274	232,941
Federal Home Loan Bank advances	25,000	20,000	10,000	10,000	10,000
Other borrowed funds	34,957	30,725	5,466	4,809	11,371
Long-term debentures	12,000	--	--	--	--
Stockholders' equity	32,736	31,176	27,396	25,950	22,786

	Year Ended December 31,

Statement of Income Data	2003	2002	2001	2000	1999
Interest income	$23,548	$21,901	$23,539	$23,347	$19,744
Interest expense	7,145	8,099	11,074	9,078	7,742
Net interest income	16,403	13,802	12,465	14,269	12,002
Provision for loan losses	1,199	1,130	755	1,250	899
Net interest income after
provision for loan losses	15,204	12,672	11,710	13,019	11,103
Noninterest income	3,929	5,023	3,184	3,530	3,326
Noninterest expenses	12,211	11,808	11,002	10,692	10,215
Income tax expense	2,100	1,743	1,280	2,070	1,489
Net income	$4,822	$4,144	$2,612	$3,787	$2,725

Per Share Data
Book value per share at year end	$8.69	$8.27	$7.08	$6.56	$5.74
Basic earnings per share	.85	.73	.44	.64	.44
Diluted earnings per share	.85	.73	.44	.64	.44
Weighted-average shares outstanding - basic	5,652,604	5,636,904	5,905,365	5,950,833	6,167,946
Weighted-average shares outstanding - diluted	5,672,007	5,646,608	5,905,365	5,950,833	6,167,946
Dividends declared	$.35	$.27	$.24	$.20	$.15
Dividend payout ratio	40.63%	36.36%	53.73%	37.50%	39.39%

Ratios
Return on average assets	1.11%	1.12%	.80%	1.35%	1.04%
Return on average equity	15.09%	14.61%	9.65%	15.94%	11.60%
Average equity/average assets	7.38%	7.60%	8.31%	8.49%	8.98%
Net interest margin	4.08%	4.02%	4.14%	5.67%	5.07%
Non-performing assets/total loans and other real estate	.12%	.39%	.21%	1.06%	.77%
Allowance for loan losses/total loans	1.28%	1.33%	1.47%	1.65%	1.51%
Noninterest expense/net interest income and noninterest income	60.06%	61.52%	70.30%	60.07%	66.65%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the 2003 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

Item 7a.        Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the 2003 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

Item 8.        Financial Statements and Supplementary Data

Incorporated by reference to the 2003 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.       Controls and Procedures

As of the end of the period covered by this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The company's Code of Ethics for senior financial officers is attached as Exhibit 14.1.

The remaining information required by this item is incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

Item 11.        Executive Compensation

Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003, adjusted for the February 17, 2004 three for two stock split.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,000	$4.64	685,409
Equity compensation plans not approved by security holders	-	-	-
Total	36,000	$4.64	685,409

Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting --See Cross Reference Index on page 2.

Item 13.        Certain Relationships and Related Transactions

Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 14.       Principal Accounting Fees and Services

Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        The following documents are filed as part of this report:

1.

Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and independent auditors' report thereon, appear in the 2003 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

2.	Financial Statement Schedules - These are omitted as they are not required or are not applicable.

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K). The Company's SEC file number for exhibits incorporated by reference is 0-21267.
Exhibit
Number	Exhibit
3.1

Amended and Restated Articles of Incorporation of Summit Bank Corporation. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2	Bylaws of Summit Bank Corporation, as amended. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

4.1

The rights of security holders are defined in (I) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, (see Exhibits 3.1 and 3.2, respectively).

4.2	Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company.

10.1*	Summit Bank Corporation 1998 Stock Incentive Plan, dated as of February 23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998).

Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.2a

Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendment to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c

Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office).

10.3*

Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.4*

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

11.1	Statement Regarding Computation of Net Income per Share

13.1	2003 Annual Report to Shareholders

14.1	Code of Ethics

21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

23.1	Independent Accountants' Consent

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer

* Denotes a management contract, compensatory plan or arrangement.

  Reports on Form 8-K

Report on Form 8-K (Item 12) filed on October 24, 2003 reporting third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Date March 15, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Pin Pin Chau	Director, Chief	Dated: March 15, 2004
Pin Pin Chau	Executive Officer

/s/ David Yu	Director, President	Dated: March 15, 2004
David Yu

/s/ Gary K. McClung	Principal Financial Officer,	Dated: March 15, 2004
Gary K. McClung	Principal Accounting
Officer, Secretary

/s/ Jose I. Gonzalez	Director, Chairman	Dated: March 15, 2004
Jose I. Gonzalez	of the Board

/s/ W. Clayton Sparrow, Jr.	Director, Vice Chairman	Dated: March 7, 2004
W. Clayton Sparrow, Jr.	of the Board

/s/ Gerald L. Allison	Director	Dated: March 8, 2004
Gerald L. Allison

/s/ Aaron I. Alembik	Director	Dated: March 9, 2004
Aaron I. Alembik

/s/ Paul C.Y. Chu	Director	Dated: March8, 2004
Paul C.Y. Chu

/s/ Peter M. Cohen	Director	Dated: March 8, 2004
Peter M. Cohen

/s/ Jack N. Halpern	Director	Dated: March 8, 2004
Jack N. Halpern

/s/ Donald R. Harkleroad	Director	Dated: March 15, 2004
Donald R. Harkleroad

/s/ Shafik H. Ladha	Director	Dated: March 8, 2004
Shafik H. Ladha

/s/ James S. Lai	Director	Dated: March 5, 2004
James S. Lai

	Director	Dated:
Sion Nyen (Francis) Lai

/s/ Shih Chien Lo	Director	Dated: March 8, 2004
Shih Chien (Raymond) Lo

/s/ Nack Paek	Director	Dated: March 10, 2004
Nack Paek

/s/ Carl L. Patrick, Jr.	Director	Dated: March 10, 2004
Carl L. Patrick, Jr.

/s/ Howard L. Tai	Director	Dated: March 8, 2004
Howard H. L. Tai

Index to Exhibits
Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Summit Bank Corporation. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2	Bylaws of Summit Bank Corporation, as amended. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
4.1

The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, as provided in Exhibits 3.1 and 3.2 respectively.

4.2	Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company.
10.1	Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998).
10.2

Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.2a

Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b

Sixth Amendment to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c

Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office).

10.3

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

11.1	Statement Regarding Computation of Net Income per Share	29
13.1	2003 Annual Report to Shareholders
14.1	Code of Ethics	30
21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
23.1	Independent Accountants' Consent	32
31.1	Certification of Chief Executive Officer	33
31.2	Certification of Chief Financial Officer	34
32.1	Certifications of Chief Executive Officer and Chief Financial Officer	35

Exhibit 11.1

Statement Regarding Computation

of Net Income per Share
	Year ended December 31,
	2003	2002	2001
Net income	$4,822,000	$4,144,000	$2,612,000
Basic and diluted net income per share	$.85	$.73	$.44

Weighted average number of common shares
outstanding	5,652,604	5,636,904	5,905,365
Dilutive common share equivalents	19,403	9,704	--

Weighted average number of common and common
equivalent shares outstanding	5,672,007	5,646,608	5,905,365
Note: Share and per share amounts adjusted for the 3 for 2 stock split on February 17, 2004, the 2 for 1 stock split on November 18, 2002, and the 20% stock dividend on February 16, 2001

Exhibit 14.1

CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL OFFICERS 7/7/2003

Policy Statement

The Summit Bank Corporation (the "company") will comply with Section 406 of the Sarbanes-Oxley Act to ensure that the company adopts a Code of Ethics for the Principal Executive and the Senior Financial Officers and to disclose whether the company adopted such a code and the requirements of that code. Furthermore, it will disclose promptly changes to and waivers of this code of ethics as they pertain to the officers covered under the section.

Purpose

The Summit Bank Corporation hereby provides written standards of ethical performance for its principal executive and the senior financial officers. In accordance with the Sarbanes-Oxley Act, the company will disclose publicly that it has adopted a code of ethics for the principal executive and senior financial officers and its contents, and will make prompt disclosures when changes to or waivers of the code of ethics occur.

Code of Ethics

Summit Bank Corporation adopts the following written standards with the intention of deterring wrongdoing and promoting high ethical standards for the company including its Chief Executive Officer, Chief Financial Officer and Controller:

The CEO, CFO and Controller will maintain at all times honest and ethical conduct, including the ethical handling of actual and apparent conflicts of interest between personal and professional relationships.

The corporation, under the supervision of the CEO and CFO, will make full, fair, accurate, timely and understandable disclosure in reports and documents that the company files with or submits to the SEC and in other public communications made by the company.

The CEO and CFO are responsible for establishing and maintaining an adequate internal control procedure for financial reporting and, at a minimum, will make an annual assessment and evaluation of its effectiveness for financial reporting to provide reasonable assurance that the company's financial statements are fairly presented on a consistent basis in conformity with generally accepted accounting principles.

The corporation will comply with applicable governmental laws, rules and regulations for financial disclosure and earnings releases.

Any deficiencies in internal control, violation of the code of ethics or any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control and procedures for financial reporting will be reported promptly to the Internal Auditor and the Chairman of the Audit Committee of the Board of Directors. Proper disclosures to regulators will be made and external communications will be effected as required.

If the company is required to prepare an accounting restatement due to the material non-compliance of financial reporting requirements under the securities laws as a result of misconduct, the CEO and CFO must reimburse the company for:

  Any bonus or other incentive-based or equity-based compensation received during the 12-month period following the filing with the SEC of the non-compliant financial document.
  Any profits they realized from the sale of the company securities during that 12- month period.

Disclosure

The company will make the code of ethics publicly available by one of the following means:

  File a copy as an exhibit to its annual report, including the titles of those to whom it applies
  Post the text of the code of ethics on its Internet Web site and disclose its Internet address and intention to provide disclosure in this manner in its annual report filed with the SEC
  Include a statement in its annual report filed with the SEC committing to provide a copy of its code of ethics to any person without charge upon request

Changes to or waivers of the Code of Ethics

The company will promptly, but not later than within five business days, disclose any changes to the code of ethics to the extent that the change applies the company's CEO, CFO and Controller, or persons performing similar functions.

The company will promptly, but not later than five business days, disclose any waiver, including implicit waiver, of a provision of the code of ethics granted by the company to the CEO, CFO or Controller. Such disclosure shall include the nature of the waiver, the name of the person to whom the company granted the waiver, the date of the waiver.

A waiver is an approval by the company of a material departure from a provision of the code of ethics. An implicit waiver is the company's tacit approval resulting from failure to take action within a reasonable period of time after acknowledgement of material departure from a provision of the code of ethics.

The company will make disclosure by one of the following means:

  Filing with the SEC a Form 8K
  If the company discloses its Code of Ethics on its Internet Web site, the company may disseminate the disclosure for changes or waivers through its Internet Web site. The disclosure must be available for at least 12 months and the disclosure must be retained and made available to the SEC upon request for not less than five years.

Effective Date

This code of ethics is effective immediately. The effective date for the disclosure requirement for the code of ethics and amendments to and waivers of the code is on or after the date on which the company files its first annual report after July 15, 2003.

Exhibit 23.1

Independent Accountants' Consent

The Board of Directors

Summit Bank Corporation:

We consent to incorporation by reference in the registration statement (No. 33-29199) on Form S-8 of Summit Bank Corporation of our report dated January 9, 2004, except as to note 24, as to which the date is January 26, 2004, relating to the consolidated balance sheets of Summit Bank Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, which report is incorporated by reference in the December 31, 2003 annual report on Form 10-K of Summit Bank Corporation.

/s/ KPMG LLP

Atlanta, Georgia

March 15, 2004

Exhibit 31.1

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
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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

Date: March 15, 2004

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
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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

Date: March 15, 2004

                                                                                                /s/ Gary K. McClung

                                                                                                Gary K. McClung

                                                                                                Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 15th day of March, 2004.

  /s/ Pin Pin Chau

Chief Executive Officer

  /s/ Gary K. McClung

Chief Financial Officer