Form 10-Q
period 2004-03-31
SUMMIT BANK CORP
filed 2004-05-05
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____	No X__

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at May 1, 2004
Common Stock. $.0l par value	5,688,604

The Exhibit Index Appears on Page 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	March 31, 2004	December 31, 2003

ASSETS:
Cash and due from banks	$13,140	$16,227
Interest-bearing deposits in other banks	751	261
Federal funds sold	3,800	1,750
Investment securities available for sale, at fair value	115,430	111,002
Investment securities held to maturity, at amortized cost	12,464	12,475
Other investments	2,247	2,249
Loans held for sale	14,300	--
Loans, net of unearned income	310,921	317,072
Less: allowance for loan losses	(4,246)	(4,047)

Net loans	320,975	313,025

Premises and equipment, net	3,861	4,053
Customers' acceptance liability	2,204	1,933
Goodwill, net	1,530	1,530
Bank owned life insurance	7,149	7,041
Other assets	6,194	5,599

Total assets	$489,745	$477,145

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$81,108	$85,103
Interest-bearing:
Demand	66,234	61,828
Savings	14,469	15,138
Time, $100,000 and over	126,473	110,980
Other time	95,440	95,550

Total deposits	383,724	368,599

Federal Home Loan Bank advances	25,000	25,000
Long-term debentures	12,000	12,000
Other borrowed funds	29,246	34,957
Acceptances outstanding	2,204	1,933
Other liabilities	2,426	1,920

Total liabilities	454,600	444,409

STOCKHOLDERS' EQUITY:
Common stock	40	39
Additional paid-in capital	17,443	17,276
Retained earnings	15,109	14,357
Accumulated other comprehensive income	2,553	1,064

Total stockholders' equity	35,145	32,736

Total liabilities and stockholders' equity	$489,745	$477,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2004	2003

Interest income
Loans, including fees	$5,157	$4,191
Interest-bearing deposits in other banks	1	2
Federal funds sold	6	5
Investment securities	689	835
Mortgage-backed securities	667	467

Total interest income	6,520	5,500

Interest expense
Time deposits, $100,000 and over	869	770
Other deposits	690	793
Federal Home Loan Bank advances	132	164
Short-term borrowings	104	74
Long-term debentures	132	--

Total interest expense	1,927	1,801

Net interest income	4,593	3,699
Provision for loan losses	464	214

Net interest income after provision for loan losses	4,129	3,485

Noninterest income
Fees for international banking services	286	297
SBA loan servicing fees	20	30
Service charge income	178	186
Nonsufficient funds charges	232	208
Increase in CSV of bank owned life insurance	108	109
Net gains on sales of investment securities	128	--
available for sale
Other	108	86

Total noninterest income	1,060	916

Noninterest expense
Salaries and employee benefits	1,674	1,503
Equipment	260	206
Net occupancy	318	256
Other operating expenses	966	909

Total noninterest expense	3,218	2,874

Income before income taxes	1,971	1,527

Income tax expense	650	497

Net income	$1,321	$1,030

Basic net income per common share	$.23	$.18
Diluted net income per common share and
common share equivalents	$.23	$.18

Weighted-average shares outstanding - basic	5,671,593	5,652,644
Weighted-average shares outstanding - diluted	5,671,914	5,669,838
Dividends declared per common share	$.10	$.0867

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)		Three months ended March 31,
(In thousands)		2004	2003

Cash flows from operating activities:

Net income		$1,321	$1,030
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment		203	147
Net amortization of premiums/discounts on investment securities		88	72
Amortization of intangibles		36	49
Provision for loan losses		464	214
Net gains on sales of investment securities available for sale	-	(128)	--
Unrecognized gain on termination of interest rate swap	-	117	--
Increase in CSV of bank owned life insurance		(108)	(109)
Changes in other assets and liabilities:
Net (Increase) decrease in loans held for sale		--	267
Increase in other assets		(494)	(935)
Increase in other liabilities		798	412

Net cash provided by operating activities		2,297	1,147

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale		8,272	2,000
Proceeds from sales of investment securities available for sale		10,188	--
Principal collections on investment securities available for sale		2,647	2,158
Principal collections on investment securities held to maturity		10	2
Purchases of investment securities available for sale		(24,549)	(6,670)
Loans made to customers, net of principal collected on loans		(8,414)	(11,818)
Purchases of premises and equipment		(11)	(115)

Net cash used in investing activities		(11,857)	(14,443)

Cash flows from financing activities:

Net (decrease) increase in demand and savings deposits		(258)	9,960
Net increase in time deposits		15,383	7,429
Issuance of common stock		168	--
Dividends paid		(569)	(490)
Net increase in Federal Home Loan Bank advances		--	5,000
Net decrease in federal funds purchased		--	(1,500)
Net decrease in other borrowed funds		(5,711)	(3,887)

Net cash provided by financing activities		9,013	16,512

Net (decrease) increase in cash and cash equivalents		(547)	3,216
Cash and cash equivalents at beginning of period		18,238	16,798

Cash and cash equivalents at end of period		$17,691	$20,014

Supplemental disclosures of cash paid during the period:
Interest		$1,829	$1,924
Income taxes		$18	$25

Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale		$14,300	$--

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. You should read these consolidated financial statements in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2003, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive), as well as an 80% owned subsidiary, CashMart, Inc. (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.      ACCOUNTING POLICIES

We refer to the Company's accounting policies described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income for the first quarter of 2004 was $2,810,000, compared to total comprehensive income of $875,000 for the first quarter of 2003.

4.     STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three months ended March 31, 2004 or 2003.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46), was issued in January 2003 and was reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) - (FIN 46R). FIN 46 and FIN 46R is applicable to all special purpose entities no later than the end of the first reporting period ending after December 15, 2003. Pursuant to both FIN 46 and FIN 46R, Summit Bank Corporation Capital Trust I (the Trust), formed on September 30, 2003, is considered a variable interest entity as its activities are so restricted and predetermined that the equity holders lack the direct or indirect ability to make decisions about the Trust's activities through voting rights or similar rights. Additionally, the common stock equity held by the Company is not considered at risk and, therefore, the common stock equity does not meet the definition of a variable interest. As the Company does not have a variable interest in the Trust, it cannot be the primary beneficiary of the Trust and, therefore, on December 31, 2003, the Company deconsolidated the Trust.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company's 2003 Annual Report on Form 10-K. Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical.

Losses on loans result from a broad range of causes ranging from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. The depth and duration of any economic recession could impact the credit risk associated with the loan portfolio. Another factor that could affect credit risk is a consideration of concentrations of credit within specific industry sectors. Management monitors loan concentrations in any one industry in relation to the Bank's equity capital and has established limits to mitigate risk. At March 31, 2004, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $118 million, or 270%, of capital; commercial real estate loans which totaled approximately $96 million, or 219%, of capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $41 million, or 93%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See "Allowance and Provision for Loan Losses."

Performance Overview

The Company reported net income of $1,321,000 for the first quarter of 2004, compared to $1,030,000 for the first quarter of 2003, an increase of 28%. Interest income on loans has consistently improved along with the strong growth realized in the loan portfolio over the past year, contributing to the marked increase in total net earnings. The resulting net earnings per share for the first quarter of 2004 were $.23, diluted, compared to $.18, diluted, for first quarter 2003, adjusted for the February 2004 stock dividend. The annualized return on average stockholders' equity for the 2004 three-month period was 15.9% versus 13.1% for the 2003 three-month period, and the return on average assets was 1.09% in the 2004 three-month period compared to 1.01% in the 2003 three-month period. The book value per share was $6.18 at March 31, 2004 compared to $5.79 at December 31, 2003 and $5.59 at March 31, 2003. In the first quarter of 2004 and 2003, the Company paid a cash dividend of $.10 and $.0867 per share, respectively. The above prior period amounts were restated to reflect the 50% stock dividend paid in February 2004.

Total assets of the Company grew 16.6% during the trailing twelve months to a new high of $490 million at March 31, 2004. The primary reason for the growth was continued loan demand that has been consistently strong. Total loans increased $56 million during the last twelve months to a total of $325 million. During the first quarter of this year, total loans reflected an increase of $8 million, or 3%. Management reclassified $14 million of Small Business Administration ("SBA") loans as loans held for sale at March 31 as consideration has been given lately to selling the guaranteed portions of certain SBA loans for liquidity needs if deemed prudent. Loan growth in general over the past year has been due to demand for commercial loans. The SBA loan portfolio has been stable during the past year due to constraints on funding availability from the SBA. On April 5, 2004, Congress passed a new budget for 2004 SBA funding, increasing the maximum loan size to $2 million from $750,000 for the program in which we participate. This change bodes well for the ability to replace any loans that the Bank sells.

The investment portfolio totaled $130 million at the end of the first quarter 2004, an increase of $4 million since December 31, 2003. In February 2004 the Bank sold several small blocks of investment securities, totaling approximately $5 million to fund loan growth. The sales also resulted in realized gains totaling $110,000. Additional purchases of investment securities during the current quarter replaced the sale of a $5 million agency security and the call of another at par. Gains on these transactions totaled $8,000. A $10 million block of mortgage-backed securities was purchased and leveraged with a repurchase agreement, locking in a spread to offset a decline in loan interest income due to the termination of one of the interest rate swaps.

Total deposits have grown $49 million, or 15%, during the past twelve months and $15 million, or 4%, during the past quarter to $384 million. While demand deposits have declined during the first quarter by $4 million, they still reflect 21% of total deposits. Growth in deposits has primarily come from time deposit increases. During the first quarter of 2004, time deposits increased $15 million. Approximately $4 million of these time deposits were issued to various credit unions under the national market CD program in order to help fund loan growth. Other borrowed funds have increased over the past twelve months by $4 million as the Bank has relied more on wholesale repurchase agreements to meet short-term funding shortfalls. During the first quarter a $5 million repurchase agreement matured without renewal resulting in a decline in these balances from year-end.

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

(In thousands)	March 31,		% Change
	2004	2003

Total investment securities	$124,272	$111,759	11.20%
Loans, net	324,607	264,119	22.90
Earning assets	451,711	378,209	19.43
Total assets	483,589	406,470	18.97

Non-interest-bearing deposits	83,037	74,777	11.05
Interest-bearing deposits	289,541	252,719	14.57
Borrowed funds	63,496	45,098	40.80
Total funds	436,074	372,594	17.04

Total equity	33,310	31,363	6.21

The net interest rate margin at 4.07% through March 31, 2004 was stronger than last year at 3.97% for the same period, primarily because of a lower cost of funds. Costs of time deposits have declined to an average of 2.81% during first quarter 2004 from 3.40% one year earlier. Because time deposits comprise a majority of the Company's interest-bearing funds, approximately 60%, this decline has had a positive effect on the interest rate margin. Yields on interest-earnings assets have also declined, but at a slower pace than time deposits. Despite a margin in excess of 4% for the first quarter of the year, several factors may play a part in increased pressures on the interest rate margin in coming quarters. During first quarter 2004, a $10 million Federal Home Loan Bank ("FHLB") advance repriced to 2.21% from approximately .58% due to the structure of that three-year instrument floating at a spread to LIBOR for the first year and converting to a fixed rate for the remainder of the term. Also, the Bank terminated one of its interest rate swaps, realizing a gain of $121,000, to be recognized over the remaining term of the swap, 36 months. The effect of terminating the swap, which had been used to hedge $25 million of floating rate loans, was a potential decline of $23,000 per month, net of gain recognition, in loan interest income. This decline in income was mitigated through investment security purchases. Additionally, current competition in retail and wholesale CD markets has been driving interest rates up recently. The loan to deposit ratio at March 31, 2004 was 84%, down slightly from 85% at December 31, 2003 as a result of several loan payoffs right at the end of the month. However, compared to the ratio at March 31, 2003 of 80%, loan growth has continued to exceed deposit growth this past year, and more wholesale funding has been utilized to compensate.

The loan loss provision of $464,000 for the first quarter of 2004 was more than double that of first quarter 2003 primarily because of new loan growth, and increased net charge-offs compared to a year ago. Noninterest income was $144,000 higher for the quarter compared to the same period last year as a result of a $128,000 gain included this quarter from the sale of investment securities. There was little change in other components of noninterest income comparing the first quarters of 2004 and 2003.

Noninterest expenses increased $344,000, or 12%, in first quarter compared to the same period last year.  A large portion of this increase can be attributed to salary, equipment and occupancy cost related to the new branch location in Fremont, California that opened in July 2003. The Bank's total personnel costs increased 11% to $1.7 million in first quarter 2004 compared to first quarter 2003. There were 122 full-time equivalent employees at March 31, 2004, an increase of seven in the past year. In addition to staffing the branch, the Bank has added several new positions related to credit administration to strengthen the overall lending infrastructure. Other noninterest expenses were also up 6%, mainly due to the branch opening. In particular, marketing costs increased $27,000 this year to date over last year through March as more brand exposure and deposit campaign advertising is being initiated in the new area of Fremont. Directors' fees increased $12,000 to $41,000 for the first three months of 2004 compared to the same period last year due to increased fees for each Board and committee meeting. Association fees increased largely because of Nasdaq fees related to the increased number of shares for the February 2004 stock split. The increase in interest income has greatly improved the Company's operating efficiency ratio, which was 57% for the first quarter, down from 62% for the same period last year.

Asset Quality

Non-performing assets increased during first quarter to $917,000 at March 31, 2004, representing .28% of total loans and other real estate, compared to $392,000, or .12%, at year-end 2003. The increase was primarily due to the reclassification of two additional SBA loans to non-accrual status. The March 31, 2004 non-performing assets included two commercial loans totaling $149,000 secured with business assets, two SBA loans totaling $74,000 which are fully guaranteed by the SBA and five SBA loans totaling $694,000 of which $542,000 of the balances were guaranteed by the SBA. The seven SBA loans have all defaulted and are in the process of liquidation. Non-performing assets at December 31, 2003 consisted of five SBA loans of which 85% of the balance was guaranteed by the SBA. There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2004.

Non-performing Assets
	March 31,	December 31,
(Dollars in thousands)	2004	2003

Loans on non-accrual
SBA guaranteed	$616	$392
Non-SBA guaranteed	301	--

Other real estate owned	--	--

Total non-performing assets	$917	$392

Total non-performing assets as a
percentage of total loans and other real estate	.28%	.12%
Total non-performing loans as a percentage of total loans	.28%	.12%

Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that Management believes require special attention. The determination of the allowance for loan losses is subjective and considered a critical accounting estimate of the Company.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. The risk to lending to these types of businesses is that they typically are more vulnerable to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First, a large portion of these loans is supported by government guarantees obtained from the Small Business Administration. Secondly, the majority of the Company's loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions.

The Bank has established a multifaceted methodology to analyze the adequacy of the allowance for loan losses. This methodology includes consideration of the Bank's credit risk rating system, historical charge-offs, loan impairment as defined by FASB 114, loss ratios on criticized and classified loans, and finally, adjustments related to various qualitative factors that may change the risk profile of all or portions of the portfolio. The analysis is used to arrive at a recommended allowance for loan losses.

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $157,000 at March 31, 2004. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $4.2 million at March 31, 2004 from $4.0 million at year-end 2003, an increase of 5%. The increase was due to the growth in the loan portfolio during 2004,as well as an increase in total non-performing loans at March 31, 2004 compared to the total at year-end. Criticized and classified assets at March 31, 2004 also increased to $5.0 million from $4.2 million at December 31, 2003, an increase of 18%, due the addition of a $935,000 conventional loan secured with real estate. Although the combination of criticized and classified assets has increased, since December 31, 2003, four loans totaling $1.5 million were upgraded from the classified to criticized rating, a positive move. Gross charged-off loans for the year to date through March 2004 totaled $287,000, while recoveries for the period totaled $22,000, for an annualized net charge-off ratio of .33% of average total loans. The net charge-off ratio for the first three months of 2003 was .01%. The provision for loan losses increased to $464,000 in first quarter of 2004 compared to $214,000 during the same period last year. The increase was due to the growth in the loan portfolio during the current quarter, as well as higher charge-offs during the quarter.

The allowance for loan losses represented 1.31% and 1.28% of total loans outstanding at March 31, 2004 and December 31, 2003, respectively. The increase, in addition to supporting the loan growth this quarter, was due largely to the emergence of several problem credits. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the three months ended March 31, 2004 and 2003.

Analysis of Allowance for Loan Losses

for the Three Months Ended March 31,
(In thousands)	2004	2003

Allowance for loan losses at beginning of period	$4,047	$3,435

Charge-offs:
Commercial, financial, and agricultural	288	50

Total	288	50

Recoveries:
Commercial, financial, and agricultural	11	40
SBA	7	3
Installment loans to individuals	4	1

Total	22	44

Net charge-offs	266	6

Provision for loan losses charged to income	464	214

Allowance for loan losses at end of period	$4,246	$3,643

Based on an analysis performed by management at March 31, 2004 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In fourth quarter 2001, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income and established as an asset or liability. At March 31, 2004, the fair value of this interest rate swap was a gain of $451,000. This swap matures on October 31, 2004.

In first quarter 2003, the Company entered into a second interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap were consistent with the interest rate swap previously mentioned. This swap was designated as a hedge instrument against cash flows from variable rate loans. In March 31, 2004 the Bank terminated this swap, realizing $121,000 in gains on this transaction. The gain will be recognized as income over the remaining 36 months of the original swap term. This swap was terminated because its spread between the paying rate and receiving rate, at the time of termination, was only 126 basis points, while the Bank's other existing swaps had larger spreads. Therefore, it had the most exposure to a potential rising rate environment whereby its spread benefit and market value could decline quickly.

In second quarter 2003, the Company entered into a third interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swaps previously mentioned. This swap is also currently designated as a hedge instrument against cash flows from variable rate loans and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income. At March 31, 2004, the fair value of this interest rate swap was a gain of $566,000. This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity has been stable during the first quarter of 2004 as deposit growth and increases in wholesale borrowings have provided adequate funding for loan expansion. At March 31, 2004, the Company's net loan to deposit ratio was 83%, down from the 85% ratio at December 31, 2003 as a result of several loan payoffs at the end of March. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $2.4 million during first quarter 2004 to $35.1 million, as a result of earnings in excess of dividends paid and an increase in accumulated other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.2% at March 31, 2004 compared to 8.4% at year-end 2003. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2004, the Bank had a risk-weighted total capital ratio of 13.0% and a Tier 1 risk-weighted capital ratio of 11.8%, a decrease from year-end 2003 ratios of 13.3% and 12.2%, respectively. The decrease was mainly due to loan growth since these new loans primarily have higher risk-weightings than other types of assets.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at March 31, 2004 was approximately $31 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years

Demand and savings	$161,811	$-	$-	$-	$-	$-
deposits
Time deposits	172,331	22,538	11,997	12,609	2,365	73
Federal Home Loan	-	25,000	-	-	-	-
Bank advances
Other borrowed funds	29,246	-	-	-	-	-
Commitments to customers	30,793	-	-	-	-	-
under lines of credit
Commitments under
lease agreements	1,197	1,271	1,072	903	626	1,102
Long-term debentures	-	-	-	-	-	12,000

	$395,378	$48,809	$13,069	$13,510	$2,991	$13,175

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION
ITEM 1.	Legal Proceedings - Not Applicable
ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	a)	Not Applicable
	b)	Not Applicable
	c)	Not Applicable
	d)	Not Applicable
	e)	The Company did not have a stock repurchase plan in effect and there were no repurchases during the current period
ITEM 3.	Defaults Upon Senior Securities - Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders - None
ITEM 5.	Other Information - Not Applicable
ITEM 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits
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
Form 8-K filed under Item 5 on January 26, 2004, reporting 50% stock dividend

Form 8-K filed under Item 12 on January 26, 2004, reporting earnings for the year and quarter ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	May 4, 2004

INDEX TO EXHIBITS

Exhibit		Page

11.1	Statement Regarding Computation of Per Share Earnings	19
31.1	Certification of Chief Executive Officer Pursuant to	20
	Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")
31.2	Certification of Chief Financial Officer Pursuant to	21
	Section 302 of the Act
32.1	Certifications of Chief Executive Officer and Chief Financial	22
	Officer Pursuant to Section 906 of the Act

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings

	Three months ended March 31,
	2004	2003

Net income	$1,321,000	$1,030,000

Basic net income per share:
Weighted-average shares outstanding	5,671,593	5,652,644
Net income per share	$.23	$.18

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	5,671,914	5,669,838
Net income per share	$.23	$.18

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

Date: May 4, 2004                                                                                            /s/ Pin Pin Chau

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

Date: May 4, 2004                                                                                           /s/ Gary K. McClung

Gary K. McClung

Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 4th day of May, 2004.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer