Form 10-Q
period 2004-06-30
SUMMIT BANK CORP
filed 2004-08-06
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____	No X__

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at August 1, 2004
Common Stock. $.0l par value	5,690,104

The Exhibit Index Appears on Page 20

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	In thousands	June 30, 2004	December 31, 2003

ASSETS:
	Cash and due from banks	$20,066	$16,227
	Interest-bearing deposits in other banks	378	261
	Federal funds sold	--	1,750
	Investment securities available for sale, at fair value	121,492	111,002
	Investment securities held to maturity, at amortized cost	14,170	12,475
	Other investments	2,247	2,249
	Loans held for sale	12,628	--
	Loans, net of unearned income	317,122	317,072
	Less: allowance for loan losses	(4,375)	(4,047)

Net loans		312,747	313,025

	Premises and equipment, net	3,857	4,053
	Customers' acceptance liability	2,512	1,933
	Goodwill, net	1,530	1,530
	Bank owned life insurance	7,257	7,041
	Other assets	6,930	5,599

	Total assets	$505,814	$477,145

	LIABILITIES AND STOCKHOLDERS' EQUITY
	LIABILITIES:
	Deposits:
	Noninterest-bearing demand	$81,604	$85,103
	Interest-bearing:
	Demand	74,678	61,828
	Savings	14,780	15,138
	Time, $100,000 and over	133,208	110,980
	Other time	95,414	95,550

	Total deposits	399,684	368,599

	Federal Home Loan Bank advances	25,000	25,000
	Long-term debentures	12,000	12,000
	Other borrowed funds	31,686	34,957
	Acceptances outstanding	2,512	1,933
	Other liabilities	2,880	1,920

	Total liabilities	473,762	444,409

	STOCKHOLDERS' EQUITY:
	Common stock	40	39
	Additional paid-in capital	17,442	17,276
	Retained earnings	15,832	14,357
	Accumulated other comprehensive (loss) income	(1,262)	1,064

	Total stockholders' equity	32,052	32,736

	Total liabilities and stockholders' equity	$505,814	$477,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except share and per share amounts	2004	2003	2004	2003

Interest income
Loans, including fees	$5,078	$4,408	$10,235	$8,599
Interest-bearing deposits in other banks	1	2	2	4
Federal funds sold	6	15	12	20
Investment securities	665	778	1,354	1,613
Mortgage-backed securities	707	538	1,374	905

Total interest income	6,457	5,641	12,977	11,141

Interest expense
Time deposits, $100,000 and over	955	796	1,824	1,566
Other deposits	692	789	1,382	1,582
Federal Home Loan Bank advances	157	118	289	282
Short-term borrowings	80	36	184	110
Long-term debentures	132	--	264	--

Total interest expense	2,016	1,739	3,943	3,540

Net interest income	4,441	3,902	9,034	7,601
Provision for loan losses	201	108	665	322
Net interest income after provision for loan losses	4,240	3,794	8,369	7,279

Noninterest income
Fees for international banking services	298	300	584	597
SBA loan servicing fees	18	22	38	52
Service charge income	161	174	339	360
Non-sufficient funds charges	225	235	457	443
Increase in CSV of bank owned life insurance	109	110	217	219
Net gains on sales of investment securities available	--	3	128	3
for sale
Other	90	83	198	169

Total noninterest income	901	927	1,961	1,843

Noninterest expense
Salaries and employee benefits	1,752	1,529	3,426	3,032
Equipment	251	202	511	408
Net occupancy	337	251	655	507
Other operating expenses	950	1,013	1,916	1,922

Total noninterest expense	3,290	2,995	6,508	5,869

Income before income taxes	1,851	1,726	3,822	3,253

Income tax expense	560	523	1,210	1,020

Net income	$1,291	$1,203	$2,612	$2,233

Basic net income per common share	$.23	$.21	$.46	$.39
Diluted net income per common share and
common share equivalents	$.23	$.21	$.46	$.39

Weighted-average shares outstanding - basic	5,682,604	5,652,644	5,677,099	5,679,644
Weighted-average shares outstanding - diluted	5,683,700	5,670,429	5,677,693	5,670,096
Dividends declared per common share	$.10	$.087	$.20	$.173

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
(Unaudited) In thousands	2004	2003

Cash flows from operating activities:

Net income	$2,612	$2,233
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	404	250
Net amortization of premiums/discounts on investment securities	223	167
Amortization of intangibles	71	94
Amortization of gain on termination of interest rate swap	(12)	--
Provision for loan losses	665	322
Net gains on sales of investment securities available for sale	(128)	(3)
Unrealized gain on interest rate swap	--	(36)
Unrecognized gain on termination of interest rate swap	121	--
Increase in CSV of bank owned life insurance	(216)	(219)
Writedown on other real estate	--	100
Loss on sale of other real estate	--	45
Changes in other assets and liabilities:
Net decrease in loans held for sale	1,672	--
Increase in other assets	(431)	(1,253)
Increase in other liabilities	731	66

Net cash provided by operating activities	5,712	1,766

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale	9,120	19,990
Proceeds from sales of investment securities available for sale	10,188	250
Principal collections on investment securities available for sale	5,579	5,764
Principal collections on investment securities held to maturity	1,010	5
Purchases of investment securities available for sale	(38,652)	(19,841)
Purchases of investment securities held to maturity	(2,702)	--
Loans made to customers, net of principal collected on loans	(14,687)	(18,860)
Liquidation of other investment	2	--
Purchases of premises and equipment	(208)	(709)

Net cash used in investing activities	(30,350)	(13,401)

Cash flows from financing activities:

Net increase in demand and savings deposits	8,993	14,626
Net increase in time deposits	22,092	17,765
Issuance of common stock	167	--
Dividends paid	(1,137)	(980)
Net increase in Federal Home Loan Bank advances	--	5,000
Net increase (decrease) in federal funds purchased	3,600	(9,500)
Net decrease in other borrowed funds	(6,871)	(11,585)

Net cash provided by financing activities	26,844	15,326

Net increase in cash and cash equivalents	2,206	3,691
Cash and cash equivalents at beginning of period	18,238	16,798

Cash and cash equivalents at end of period	$20,444	$20,489
Supplemental disclosures of cash paid during the period:
Interest	$3,485	$3,537
Income taxes	$543	$1,351

Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale	$14,300	$--
Transfer of loan collateral to other real estate owned	$--	$697

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

          2.      ACCOUNTING POLICIES

The Company's accounting policies are described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive loss for the second quarter of 2004 was $2,525,000, compared to total comprehensive income of $1,934,000 for the second quarter of 2003. Total comprehensive income was $286,000 and $2,809,000 for the first six-month periods of 2004 and 2003, respectively,

4.     STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004

Net income, as reported	$1,291,000	$2,612,000
Deduct: Total stock-based	--	(17,000)
employee compensation expense
determined under fair value based
method for all stock options, net
of related tax effects

Pro forma net income	$1,291,000	$2,595,000

Earnings per share:
Basic - as reported	$0.23	$0.46
Basic - pro forma	$0.23	$0.46

Diluted - as reported	$0.23	$0.46
Diluted - pro forma	$0.23	$0.46

The stock options granted during the six months ended June 30, 2004 vested immediately upon grant.

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

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments. This new guidance is to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 to have a significant impact on its consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft titled Share-Based Payments, an amendment of FASB Statements No. 123 and 95, that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees and replace some of the existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation". The proposed statement would require that such arrangements are accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. It is anticipated that the final statement will be issued in the fourth quarter of 2004 and may be effective for the first quarter of 2005. The Company provides proforma disclosures related to stock-based compensation in Note 4.

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

Critical Accounting Estimates

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

Performance Overview

The Company reported net income of $1,291,000 for the second quarter of 2004, compared to $1,203,000 for the second quarter of 2003, an increase of 7%. The increase was attributed to higher interest income on loans as a result of growth in loans experienced over the past year. The resulting net earnings per share for the second quarter of 2004 were $.23, diluted, compared to $.21, diluted, for second quarter 2003, adjusted for the February 2004 stock dividend. The annualized return on average stockholders' equity for the current 2004 three-month period was 15.4% versus 15.2% for the 2003 three-month period. The book value per share was $5.64 at June 30, 2004 compared to $5.79 at December 31, 2003 and $5.84 at June 30, 2003. In the second quarters of 2004 and 2003, the Company paid a cash dividend of $.10 and $.0867 per share, respectively. The prior period amounts were restated to reflect the 50% stock dividend paid in February 2004.

For the six-month periods ended June 30, 2004 and 2003, the Company reported net earnings of $2,612,000 and $2,233,000, respectively, an increase of 17%. This improvement was also primarily attributable to stronger loan interest income from a higher level of average loan volume. Interest income increased $1.8 million, while interest expense increased $403,000, comparing the first six months of 2004 to the same period in 2003. Of this increase in interest expense, $264,000 was related to the Trust Preferred Securities issued in third quarter 2003 which provided the Bank with additional capital for further growth. This growth was primarily in the loan portfolio, thus the higher interest income this year compared to last year. Net earnings per share (diluted) for the comparable six-month periods were $.46 and $.39 for 2004 and 2003, respectively. The annualized return on average stockholders' equity for the 2004 six-month period was 15.6% versus 14.2% for the 2003 six-month period, and the return on average assets was flat at 1.06% to date in 2004 compared to 1.08% for the same 2003 period.

The net interest rate margin has experienced pressure recently with declining earning asset yields. For the current quarter, the net interest margin was 3.81% compared to 4.07% in the first quarter and 4.09% in the second quarter of 2003. For the year to date, the net interest margin was 3.96% compared to 4.01% through June 30, 2003, primarily because of a shift in earning assets from loans to investment securities as loan growth began to slow down in the current quarter. The cost of total funds actually declined this year by 26 basis points from the six-month period of 2003 as time deposits repriced downward. However, the yield on earning assets declined comparably. In particular, as the ratio of investment securities to loans has increased recently, the yield on the investment securities portfolio has also declined 33 basis points comparing this year to date to last year through June. Total interest expense on the Trust Preferred Securities to date in 2004 was $264,000. Although, the increase of the Prime rate on June 30 will have a positive impact on the primarily-floating rate commercial loan portfolio, retail and wholesale CD rates have already been moving higher, which will offset some of this benefit.

The loan to deposit ratio at June 30, 2004 was 81%, down from 85% at December 31, 2003 due to some loan attrition in the past quarter. Our volume of new loan originations was $66 million in the first six months of 2004 compared to $53 million in the same period in 2003. However, during second quarter 2004 we experienced higher than usual attrition resulting from certain customers' loans that were paid off from commercial property sales. We believe the attrition rate will likely return to normal going forward.

The loan loss provision of $201,000 for the second quarter of 2004 was higher than that of second quarter 2003 since there has been a higher charge-off rate this year, as well as stronger loan growth. This is also true for the year to date loan loss provision, which was $665,000 compared to $322,000 last year through June. Additionally, loan growth, although slow in the last few months has generally been strong enough this year to warrant additional loan loss provision. Noninterest income was flat this quarter compared to the same period last year. For the year to date period through June 2004, noninterest income, at $2 million, was up from the comparable 2003 period as a result of gains on sales of investment securities totaling $128,000 pre-tax.

Noninterest expenses were $3.3 million for the current quarter, up 10%, or $300,000, over the same quarter in 2003. Of this increase, over $100,000 was attributed to costs associated with our second California branch location that opened in July 2003, including staffing, occupancy and equipment expenses. The Bank has also been strengthening its infrastructure this year by adding human resources for compliance, risk management processes, credit administration, and internal control review as mandated under Sarbanes Oxley section 404. The Bank's total personnel costs increased 15% to $1.8 million in second quarter 2004 compared to second quarter 2003. There were 126 full-time equivalent employees at June 30, 2004, an increase of eleven in the past year. Other noninterest expenses were down 6% in the second quarter 2004 compared to second quarter 2003 due to $144,000 of expenses incurred last year on other real estate owned that was the result of one foreclosed loan. Partially offsetting this decline in noninterest expenses for the quarter was higher data/item processing and marketing costs, mainly associated with the new branch location. The increase in these specific categories was $24,000 and $52,000, respectively, over second quarter 2003.

Comparing the current year to date noninterest expenses to the six-month period of 2003, personnel costs were up 13% due to additional staffing to handle organic growth. The increase in occupancy and equipment costs was attributed to the new Fremont, California location. Several areas of other noninterest expense were also up during the comparable six-month period due to the new branch. For example, data processing, marketing costs, telephone, and postage expenses all increased during this period. However, the total increase in other noninterest expense was offset by the decline in other real estate costs as described previously. Despite the increases in expenses, revenues grew at a much faster pace resulting in an improved operating efficiency ratio of 59% for the first half of 2004, down from 62% for the same period last year.

Total assets of the Company have continued to reflect strong growth over the past year, reaching a balance of $506 million at June 30, 2004, an increase of 20% since June 30, 2003. This growth in assets has been mainly due to loan growth. Total loans were $330 million at June 30, 2004, an increase of 16% from a year ago. Although trailing twelve-month growth in the loan portfolio has been good, the net growth rate actually slowed in the second quarter. Loans increased $4.5 million in second quarter, or 1%, following $8.0 million in net growth during the first quarter of 2004. The current quarter growth was in the commercial loan portfolio, while Small Business Administration ("SBA") loans declined $2 million, also due to attrition.

As loan growth has slowed, available funds have been redeployed into the investment portfolio, which totaled $138 million at the end of the second quarter 2004, an increase of $12 million since December 31, 2003 and $8 million during the current quarter. Purchases of securities in the second quarter of 2004 consisted of mortgage-backed securities as well as several bank-qualified municipal securities. The municipal securities carry higher yields with their tax benefit characteristics and were placed in the Bank's held to maturity portfolio. There were no sales of investment securities in the second quarter.

Funding for asset growth has primarily been from deposit growth. Total deposits at June 30, 2004 were $400 million, reflecting an increase of 4% this quarter and 8% this year to date. For the trailing twelve-month period deposits have grown $50 million, or 14%. The new Fremont, California office accounted for $37 million of this growth through June 30, 2004. While demand deposits have remained stable comparing the total at June 30, 2004 to June 30, 2003 and, also, to the balance at March 31, 2004, the growth was recorded in money market accounts and time deposits. During the current quarter, money market accounts increased $6 million, providing low-cost funding for asset growth. Additionally, during that same time period, time deposits increased $7 million, largely attributed to growth in large dollar retail certificates of deposit. Other borrowed funds have increased over the past twelve months by $22 million as the Bank has entered into wholesale repurchase arrangements to take advantage of short-term funding pricing. Comparing other borrowed funds to first quarter 2004, federal funds purchased increased to $3.6 million at June 30, 2004, while the Bank was in a net federal funds sold position at March 31, 2004. The net funding position of the Bank can vary from day to day by several million dollars.

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

In thousands	Three months ended June 30,		%
	2004	2003	Change

Total investment securities	$136,628	$111,604	22.42%
Loans, net	322,273	269,898	19.41
Earning assets	466,145	386,661	20.56
Total assets	499,855	420,948	18.75

Non-interest-bearing deposits	83,432	78,081	6.85
Interest-bearing deposits	313,580	264,975	18.34
Borrowed funds	55,267	39,597	39.57
Total funds	452,279	382,653	18.20

Total equity	33,567	31,690	5.92

Asset Quality

Non-performing assets, at $705,000, were higher at the end of the second quarter 2004 than at December 31, 2003 with $392,000, although down substantially from $1.4 million at June 30, 2003. Current nonperforming assets represented .21% of total loans and other real estate, compared to $392,000, or .12%, at year-end 2003. The increase from year-end was due to the classification of four additional SBA loans to non-accrual status, so that the total of nonperforming assets consisted of eight SBA loans. Seven of these loans were fully guaranteed by the SBA and the remaining one was 75% guaranteed. These SBA loans have all defaulted and are in the process of liquidation under the SBA guarantee. Non-performing assets at December 31, 2003 consisted of five SBA loans of which 85% of the balance was guaranteed by the SBA. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2004.

Non-performing Assets
	June 30,	December 31,
Dollars in thousands	2004	2003

Loans on non-accrual
SBA guaranteed	$674	$392
Non-SBA guaranteed	31	--
Other real estate owned	--	--

Total non-performing assets	$705	$392

Total non-performing assets as a
percentage of total loans and other real estate	.21%	.12%
Total non-performing loans as a percentage of total loans	.21%	.12%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At June 30, 2004, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $128 million, or 277%, of capital; commercial real estate loans which totaled approximately $113 million, or 245%, of capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $39 million, or 85%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

Notwithstanding the foregoing, lending to these types of businesses does involve risk, given their vulnerability to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First, a portion of these loans is supported by government guarantees obtained from the Small Business Administration. Secondly, the majority of the Company's loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions. Management monitors loan concentrations in given industries in relation to the Bank's equity capital and has established limits to mitigate risk.

The Bank has established a multifaceted methodology to analyze the adequacy of the allowance for loan losses. This methodology includes consideration of the Bank's credit risk rating system, historical charge-offs, loan impairment as defined by SFAS 114, loss ratios on criticized and classified loans, and finally, adjustments related to various qualitative factors that may change the risk profile of all or portions of the portfolio. The analysis is used to arrive at a recommended allowance for loan losses.

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. Additionally, certain loans that do not meet the definition of impairment under SFAS 114 may have specifically identified risks or weaknesses management has identified that may also result in a specific allocation. In addition to these allocated reserves, the Company has established an unallocated reserve of $251,000 at June 30, 2004. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit. The increase in the unallocated reserve is reflective of an increase in criticized and classified assets during the recent quarter and six-month period.

The allowance for loan losses increased to $4.4 million at June 30, 2004 from $4.0 million at year-end 2003, an increase of 8%. The increase was due to the growth in the loan portfolio during 2004. Additionally, criticized and classified assets at June 30, 2004 increased to $5.9 million from $4.2 million at December 31, 2003, an increase of 38%. The increase was primarily due to the reclassification to criticized loans of a $1.5 million conventional loan secured with real estate and a $496,000 conventional loan secured with business assets. Although the combination of criticized and classified assets has increased, since December 31, 2003, the total of classified assets, a lower grade than criticized, has declined to $2.7 million from

$3.3 million as a result of several upgraded loans that showed improvement in performance. Gross charged-off loans for the current six-month period totaled $680,000, while recoveries for the period totaled $343,000, for an annualized net charge-off ratio of .21% of average total loans. The net charge-off ratio for the first six months of 2003 was .09%. The provision for loan losses increased to $665,000 in the first six months of 2004 compared to $322,000 during the same period last year. The increase was due to the growth in the loan portfolio during the current six-month period, as well as higher charge-offs and criticized/classified loans during the same period.

The allowance for loan losses represented 1.33% and 1.28% of total loans outstanding at June 30, 2004 and December 31, 2003, respectively. The increase, in addition to supporting the loan growth this quarter, was due largely to the emergence of certain problem credits. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the six months ended June 30, 2004 and 2003.

Analysis of Allowance for Loan Losses

for the Six Months Ended June 30,

In thousands	2004	2003

Allowance for loan losses at beginning of period	$4,047	$3,435

Charge-offs:
Commercial, financial, and agricultural	488	50
SBA	189	123
Installment	3

Total	680	173

Recoveries:
Commercial, financial, and agricultural	303	45
SBA	36	3
Installment loans to individuals	4	2

Total	343	50

Net charge-offs	337	123

Provision for loan losses charged to income	665	322

Allowance for loan losses at end of period	$4,375	$3,634

Based on an analysis performed by management at June 30, 2004 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In fourth quarter 2001, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income and established as an asset or liability. At June 30, 2004, the fair value of this interest rate swap was a gain of $258,000, and the positive spread to prime was 2.18%. This swap matures on October 31, 2004.

In first quarter 2003, the Company entered into a second interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap were consistent with the interest rate swap previously mentioned. This swap was designated as a hedge instrument against cash flows from variable rate loans. In March 2004 the Bank terminated this swap, realizing $121,000 in gains on this transaction. The gain will be recognized as income over the remaining 36 months of the original swap term. This swap was terminated because it was determined that it had the most exposure to a potential rising rate environment whereby its spread benefit and market value could decline more quickly than the other existing swap contracts.

In second quarter 2003, the Company entered into a third interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swaps previously mentioned. This swap is also currently designated as a hedge instrument against cash flows from variable rate loans and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income. At June 30, 2004, the fair value of this interest rate swap was a loss of $521,000, however, the positive spread to prime was 1.89%. This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity has been stable during the second quarter of 2004, as deposit growth provided adequate funding for loan expansion, which slowed somewhat in the second quarter. Excess funds were primarily temporarily invested in securities. At June 30, 2004, the Company's net loan to deposit ratio was 81%, down from the 85% ratio at December 31, 2003 as a result of several loan payoffs during the year that offset new loan volume while deposits continued to grow. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company decreased $684,000 during the first six months of 2004 to $32.1 million, due to a decline in accumulated other comprehensive income. Other comprehensive income includes unrealized gains and losses in the investment portfolio as well as unrealized gains and losses on the existing interest rate swaps. As interest rates rise in the market, the value of these instruments, specifically the fixed rate instruments, may decline further.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.2% at June 30, 2004 compared to 8.4% at year-end 2003. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2004, the Bank had a risk-weighted total capital ratio of 12.0% and a Tier 1 risk-weighted capital ratio of 11.7%, a decrease from year-end 2003 ratios of 13.3% and 12.2%, respectively. The decrease was mainly due to loan growth, strong early in the year, since these new loans primarily have higher risk-weightings than other types of assets.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at June 30, 2004 was approximately $33.4 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under non-revolving lines of credit that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
In thousands	Due in 1	Due in 2	Due in 3	Due in 4	Due in 5 Years	Due after 5
	Year	Years	Years	Years		Years

Demand and savings	$171,062	$-	$-	$-	$-	$-
deposits
Time deposits	173,310	22,964	23,142	7,258	1,873	75
Federal Home Loan	-	25,000	-	-	-	-
Bank advances
Other borrowed funds	31,686	-	-	-	-	-
Commitments to customers	33,418	-	-	-	-	-
under lines of credit
Commitments under
lease agreements	1,513	1,221	1,077	783	635	942
Long-term debentures	-	-	-	-	-	12,000

	$410,989	$49,185	$24,219	$8,041	$2,508	$13,017

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

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

The 2004 Annual Meeting of the Shareholders (the "Meeting") of the Company was held on April 26, 2004. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 12, 2004, for the primary purpose of electing six members to the Board of Directors.

Article Fourteen of the Company's Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of the shareholders and each director serves a three-year term. Six Class III Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2007:

Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Nack Y. Paek, Carl L. Patrick, Jr., and David Yu. All six nominees were elected.

Proxies for 90%, or 5,117,470 of the 5,688,604 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes were cast as follows:

	Director	Votes For	Votes Withheld

	Gerald L. Allison	5,117,470	--
	Jose I. Gonzalez	5,104,360	13,110
	James S. Lai	5,106,670	10,800
	Nack Y. Paek	5,106,670	10,800
	Carl L. Patrick, Jr.	5,106,670	10,800
	David Yu	5,117,020	450

Page 17 of 24

The following Class I and Class II directors, whose terms did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., Pin Pin Chau, Peter M. Cohen, Donald R. Harkleroad, Shafik H. Ladha, Paul C. Y. Chu, and Howard. L. Tai.

Shareholder proposals submitted for consideration at the 2005 annual meeting of shareholders must be received by the Company no later than November 26, 2004 to be included in the 2005 proxy statement. A shareholder must notify the Company before February 9, 2005 of a proposal for the 2005 annual meeting that the shareholder intends to present other than by inclusion in the Company's proxy statement. Failure to timely submit such a proposal prior to February 9, 2005 will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the annual Meeting.

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

Form 8-K filed under Item 12 on April 23, 2004, reporting earnings for the first quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	August 6, 2004

INDEX TO EXHIBITS

Exhibit		Page
11.1	Statement Regarding Computation of Per Share Earnings	21
31.1	Certification of Chief Executive Officer Pursuant to	22
	Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")
31.2	Certification of Chief Financial Officer Pursuant to	23
	Section 302 of the Act
32.1	Certifications of Chief Executive Officer and Chief Financial	24
	Officer Pursuant to Section 906 of the Act

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income	$1,291,000	$1,203,000	$2,612,000	$2,233,000
Basic net income per share:
Weighted-average shares outstanding	5,682,604	5,652,644	5,677,099	5,679,644
Net income per share	$.23	$.21	$.46	$.39

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	5,683,700	5,670,429	5,677,693	5,670,096
Net income per share	$.10	$.087	$.20	$.173

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

Date: August 6, 2004

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

Date: August 6, 2004

/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 6th day of August, 2004.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer