Form 10-Q
period 2004-09-30
SUMMIT BANK CORP
filed 2004-11-08
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

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
Yes X	No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____	No X

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.
Class	Outstanding at November 1, 2004
Common Stock. $.0l par value	5,690,104

The Exhibit Index Appears on Page 20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	September 30, 2004	December 31, 2003

ASSETS:
Cash and due from banks	$13,645	$16,227
Interest-bearing deposits in other banks	892	261
Federal funds sold	1,075	1,750
Investment securities available for sale, at fair value	114,981	111,002
Investment securities held to maturity, at amortized cost	15,917	12,475
Other investments	2,247	2,249
Loans held for sale	11,410	--
Loans, net of unearned income	322,207	317,072
Less: allowance for loan losses	(4,657)	(4,047)

Net loans	317,550	313,025

Premises and equipment, net	4,039	4,053
Customers' acceptance liability	2,654	1,933
Other real estate, net	1,544	--
Goodwill, net	1,530	1,530
Bank owned life insurance	7,366	7,041
Other assets	6,054	5,599

Total assets	$500,904	$477,145

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$86,713	$85,103
Interest-bearing:
Demand	72,019	61,828
Savings	14,113	15,138
Time, $100,000 and over	128,225	110,980
Other time	92,862	95,550

Total deposits	393,932	368,599

Federal Home Loan Bank advances	25,000	25,000
Long-term debentures	12,000	12,000
Other borrowed funds	30,461	34,957
Acceptances outstanding	2,654	1,933
Other liabilities	2,182	1,920

Total liabilities	466,229	444,409

STOCKHOLDERS' EQUITY:
Common stock	40	39
Additional paid-in capital	17,462	17,276
Retained earnings	16,600	14,357
Accumulated other comprehensive income	573	1,064

Total stockholders' equity	34,675	32,736

Total liabilities and stockholders' equity	$500,904	$477,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2004	2003	2004	2003

Interest income
Loans, including fees	$5,235	$4,751	$15,470	$13,350
Interest-bearing deposits in other banks	2	1	4	5
Federal funds sold	4	4	16	24
Investment securities	685	690	2,039	2,303
Mortgage-backed securities	739	521	2,113	1,426

Total interest income	6,665	5,967	19,642	17,108

Interest expense
Time deposits, $100,000 and over	973	803	2,797	2,369
Other deposits	715	754	2,097	2,336
Federal Home Loan Bank advances	164	118	453	400
Short-term borrowings	97	45	281	155
Long-term debentures	147	--	411	--

Total interest expense	2,096	1,720	6,039	5,260

Net interest income	4,569	4,247	13,603	11,848
Provision for loan losses	250	477	915	799

Net interest income after provision for loan losses	4,319	3,770	12,688	11,049

Noninterest income
Fees for international banking services	348	316	932	913
SBA loan servicing fees	13	23	51	75
Service charge income	151	191	490	551
Non-sufficient funds charges	237	228	694	671
Increase in CSV of bank owned life insurance	108	109	325	328
Net gains on sales of investment securities available	15	55	143	58
for sale
Other	93	114	291	283

Total noninterest income	965	1,036	2,926	2,879

Noninterest expense
Salaries and employee benefits	1,814	1,609	5,240	4,641
Equipment	278	260	789	668
Net occupancy	350	319	1,005	826
Other operating expenses	896	907	2,812	2,829

Total noninterest expense	3,338	3,095	9,846	8,964

Income before income taxes	1,946	1,711	5,768	4,964

Income tax expense	609	484	1,819	1,504

Net income	$1,337	$1,227	$3,949	$3,460

Basic net income per common share	$.23	$.22	$.69	$.61
Diluted net income per common share and
common share equivalents	$.23	$.21	$.69	$.61

Weighted-average shares outstanding - basic	5,689,876	5,652,644	5,685,374	5,652,644
Weighted-average shares outstanding - diluted	5,690,962	5,672,759	5,685,926	5,671,589
Dividends declared per common share	$.10	$.087	$.30	$.26

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine months ended
	September 30,
(In thousands)	2004	2003

Cash flows from operating activities:

Net income	$3,949	$3,460
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	533	504
Net amortization of premiums/discounts on investment securities	342	253
Amortization of servicing asset	100	135
Gain on termination of interest rate swap	(22)	--
Provision for loan losses	915	799
Net gains on sales of investment securities available for sale	(143)	(58)
Unrealized gain on interest rate swap	--	(19)
Increase in CSV of bank owned life insurance	(325)	(328)
Writedown on other real estate	--	100
Liquidation of other investment	2	--
Loss on sale of other real estate	--	112
Changes in other assets and liabilities:
Net decrease in loans held for sale	2,890	--
Increase in other assets	(720)	(802)
Increase in other liabilities	463	689

Net cash provided by operating activities	7,984	4,845

Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale	9,380	25,235
Proceeds from sales of investment securities available for sale	18,454	14,864
Principal collections on investment securities available for sale	8,372	9,090
Principal collections on investment securities held to maturity	1,010	7
Purchases of investment securities available for sale	(40,770)	(49,831)
Purchases of investment securities held to maturity	(4,692)	--
Loans made to customers, net of principal collected on loans	(21,284)	(45,569)
Proceeds from termination of interest rate swap	121	--
Purchases of premises and equipment	(519)	(1,307)

Net cash used in investing activities	(29,928)	(47,511)

Cash flows from financing activities:

Net increase in demand and savings deposits	10,776	26,651
Net increase in time deposits	14,557	22,285
Issuance of common stock	187	--
Dividends paid	(1,706)	(1,470)
Net increase in Federal Home Loan Bank advances	--	5,000
Net increase (decrease) in federal funds purchased	13,000	(9,500)
Net decrease in other borrowed funds	(17,496)	(4,455)
Proceeds from issuance of long-term debentures	--	12,000

Net cash provided by financing activities	19,318	50,511

Net (decrease) increase in cash and cash equivalents	(2,626)	7,845
Cash and cash equivalents at beginning of period	18,238	16,798

Cash and cash equivalents at end of period	$15,612	$24,643

Supplemental disclosures of cash paid during the period:
Interest	$5,453	$7,999
Income taxes	$2,114	$1,351

Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale	$14,300	$--
Transfer of loan collateral to other real estate owned	$1,544	$697

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

3.     COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the third quarter of 2004 was $3,172,000, compared to a total comprehensive loss of ($299,000) for the third quarter of 2003. Total comprehensive income was $3,458,000 and $2,510,000 for the first nine-month periods of 2004 and 2003, respectively,

4.     STOCK-BASED COMPENSATION

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
	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Net income, as reported	$1,337,000	$3,949,000
Deduct: Total stock-based	--	(17,000)
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects-
Pro forma net income	$1,337,000	$3,932,000

Earnings per share:
Basic - as reported	$0.23	$0.69
Basic - pro forma	$0.23	$0.69

Diluted - as reported	$0.23	$0.69
Diluted - pro forma	$0.23	$0.69

The stock options granted during the nine months ended September 30, 2004 vested immediately upon grant. There were no stock options granted during 2003.

5. INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of September 30, 2004 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	Fair Value	Loss

Obligations of U.S.
government agencies:
With an unrealized loss
for less than 12 months	$5,197	$53
With an unrealized loss for
more than 12 months	32,358	261
Mortgage-backed securities:
With an unrealized loss
for less than 12 months	29,226	332
With an unrealized loss for
more than 12 months	6,276	77

	$73,057	$723

At September 30, 2004, there were six obligations of U.S. government agencies and six mortgage-backed securities with an unrealized loss for less than 12 months, as well as one obligation of a U.S. government agency and three mortgage-based securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at September 30, 2004 represented 99.1% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and a fluctuating yield curve, 36% of the duration of the existing unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of September 30, 2004 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	fair value	loss

Tax-exempt municipal
securities with an unrealized
loss for less than 12 months	$1,402	$7

Two securities held to maturity had an unrealized loss at September 30, 2004. The unrealized loss was considered immaterial to the financial statements; however, the duration of the loss is unknown and a function of the general market environment and constantly changing yield curve.

             6.     RECENT ACCOUNTING PRONOUNCEMENTS

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

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10 - 20 of EITF No. 03-1 until additional implementation guidance is issued by the FASB. The Company does not expect the adoption of EITF 03-1 or its implementation guidance to have a significant impact on its consolidated financial statements.

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

Performance Overview

Net income was $1,337,000 for the third quarter of 2004, compared to $1,227,000 for the third quarter of 2003, an increase of 9%. The increase was due to growth in the loan portfolio since the third quarter last year, which contributed to an increase of 15% in net interest income after the loan loss provision. The increase in net interest income was partially offset by an increase of 10% in noninterest expenses. Personnel cost rose 13% comparing the current quarter to the same period last year, primarily due to infrastructure additions and higher health care costs. The net earnings per share for the third quarter of 2004 were $.23, diluted, compared to $.21, diluted, for third quarter 2003. The annualized return on average stockholders' equity for the current three-month period in 2004 was 16.2% versus 15.2% for the same period in 2003. The book value per share was $6.09 at September 30, 2004 compared to $5.79 at December 31, 2003 and $5.70 at September 30, 2003. In the third quarters of 2004 and 2003, the Company paid a cash dividend of $.10 and $.0867 per share, respectively. All prior period per share amounts were restated to reflect the 50% stock dividend paid in February 2004.

Year to date net earnings through September 30, 2004 and 2003, were $3,949,000 and $3,460,000, respectively, reflecting an increase of 14%. Like the quarterly results, growth in the loan portfolio was the primary reason for higher interest income, thus the increased net earnings. Net earnings per share (diluted) for the comparable nine-month periods were $.69 and $.61 for 2004 and 2003, respectively. The annualized return on average stockholders' equity for the nine-month period in 2004 improved to 15.8% from 14.5% for the nine-month period last year, and the return on average assets was 1.06% during the first nine months in 2004 compared to 1.10% for the same period in 2003.

In July 2004, the Bank opened its fifth branch location in the Atlanta area, expanding its branch network to seven locations. This branch is located near the Hartsfield-Jackson International airport and is a limited service facility providing lending customers located on the south side of Atlanta a convenient place for deposit-related banking business. It is anticipated that this new branch will also enhance the Bank's international trade finance operations as this location is convenient to the freight forwarders in the Atlanta market.

Net interest income increased $322,000, or 8%, in the third quarter of 2004 compared to the same period last year. Average total loans during the third quarter 2004 increased $41 million over average loans for third quarter 2003. Additionally, the prime rate increased 25 basis points three times during the current quarter. Approximately 57% of the commercial loan portfolio is indexed to this rate and subject to repricing immediately. An additional 17% of the portfolio at September 30, 2004 consisted of Small Business Administration ("SBA") loans that are also indexed to the prime rate but that reprice quarterly. As of July 1, 2004 only 25 basis points of the three recent prime rate increases were included in the adjustments to the SBA loans. Subsequently, the SBA loans were adjusted by the remaining 50 basis points at October 1, 2004, which will further benefit the last quarter of the year. Therefore, rates and volume both played a part in increasing interest income over third quarter 2003. For the current quarter, the net interest margin was 3.99% compared to 4.19% in the third quarter of 2003. The cost of funds decreased this quarter by 5 basis points from third quarter 2003, while the yield on earning assets was lower by 25 basis points.

For the nine-months period, the net interest margin declined to 3.92% this year from 4.05% through September 30, 2003, however, loan yields increased this quarter for the first time in the past few years as a result of the prime rate increases. The yield on fixed-rate loans, which comprises approximately 26% of the portfolio, decreased 23 basis points during this year through September compared to last year for the same period. Although this affects only a small portion of the loan portfolio, it would have an impact on the overall net interest margin. The cost of total funds declined this year by 14 basis points from the nine-month period of 2003 as time deposits continued to reprice downward. Total interest expense on the long-term debentures to date in 2004 was $411,000. This funding was added in September of 2003, thus the variance from last year.

The loan loss provision of $250,000 for the third quarter of 2004 was lower than that of the third quarter 2003 due to significantly decreased loan volume during the past two quarters as well as strong loan growth in the third quarter of 2003. For the year to date, the loan loss provision, at $915,000, was $116,000 higher than the same period last year due to the strong growth in the loan portfolio early in this year. The allowance for loan losses at September 30, 2004 was 1.40% of total loans outstanding, which management believes is adequate at September 30, 2004.

Noninterest income was down $71,000 this quarter compared to the same period last year. This was due to a decrease in service charge income of $40,000, and a decrease in net gains recognized on sales of investment securities of $40,000 in the third quarter of 2004 compared to third quarter 2003. International fee income increased this quarter by $32,000 over the same period last year due to an increase in transaction volume and due to growth in new business. For the year to date period through September 2004, noninterest income, at $2.9 million, was only up 2% from the comparable 2003 period. Higher net gains on sales of investment securities for the year were offset by lower service charge income comparing 2004 year to date results with last year through September. In 2003, the Bank instituted two new programs designed to attract small business customers, one with a package of free services and one offering free checking for one year, in order to grow demand deposits. While the programs have contributed to an increase in the average small business checking balances of 35% during 2004 compared to 2003, or $5.3 million, the impact of these programs was a decline in service charges. The yield on earning assets funded by the additional free balances more than offset the forfeited service fee income.

Noninterest expenses were $3.3 million for the current quarter, up 8%, or $243,000, over the same quarter in 2003. Of this increase, $42,000 was attributed to costs associated with the new Phoenix Boulevard branch location in South Atlanta, including staffing, occupancy and equipment expenses. The remainder of the increase was primarily associated with personnel costs resulting from additional staff, increases in benefits, commission expenses, and bonus accruals. The Bank has continued to strengthen its infrastructure this year by adding human resources for compliance, risk management processes, credit administration, and, to address Section 404 of the Sarbanes-Oxley Act, an internal control review position. The Bank's total personnel costs increased 13% to $1.8 million in third quarter 2004 compared to third quarter 2003. There were 131 full-time equivalent employees at September 30, 2004, an increase of thirteen in the past year, three of which were assigned to the Phoenix Boulevard location. Additionally, health costs increased 13% this quarter over third quarter 2003. Other noninterest expenses were flat in the third quarter 2004 compared to third quarter 2003 since increases for data/item processing costs, up $12,000, marketing expenses, up $30,000, and legal fees, up $18,000, were offset by lower other real estate-related expenses. The ORE expenses that were incurred last year were the result of one foreclosed loan. The increased data/item processing and marketing costs were mainly associated with the new branch location.

Comparing the current year to date noninterest expenses to the nine-month period of 2003, personnel costs were up 13% due to additional staffing attributable to bank-wide growth. Additionally, the increases in occupancy and equipment costs were largely due to the second California location that opened in July 2003. Several areas of other noninterest expense were also up during the comparable nine-month period due to the two newest branches. Data processing, marketing costs, telephone, and postage expenses all increased during 2004. Total noninterest expenses increased $882,000, or 10%, over last year through September. Increases in noninterest expenses were partially offset by the decline in other real estate costs of $207,000 due to the unusually large foreclosure expenses last year on one property. The operating efficiency ratio was 60% for the first nine months of 2004, a slight improvement from 61% for the same period last year.

Total assets of the Company grew to $501 million from $477 million at December 31, 2003. However, assets were actually down $5 million from the previous quarter ended June 30, 2004. An $8 million agency security that had been leveraged for a net interest spread was sold in the third quarter, reducing assets by that amount. The security was sold because the leveraging cost had increased such that it made the transaction ineffective. For the year to date through September 30, 2004, total assets have grown 5%. This was a slower growth rate than the previous year mainly due to slowing of loan growth during the past two quarters. Total loans were $334 million at September 30, 2004, an increase of 10% from September 30, 2003. While loan demand and resulting originations ($94 million) have remained as strong as last year through September, loan pay-offs have also been stronger largely due to sales of customer businesses. Net loan growth during the third quarter was $3.9 million, or 1%, nearly all of which consisted of commercial loans. The Small Business Administration ("SBA") loan portfolio increased a net of $500,000 during the current quarter.

The investment security portfolio declined $5 million in third quarter 2004 due to the aforementioned sale of an agency security. Investment securities have increased $7 million since December 31, 2003 and $21 million during the past trailing twelve months. Purchases of securities have slowed down as deposit growth has also slowed. Total deposits at September 30, 2004 were $394 million, reflecting an increase of $25 million, or 7% from December 31, 2003, a slower growth rate than last year which was 15% through September. For the trailing twelve-month period, deposits have grown $28 million, or 8%. Noninterest bearing demand deposits have increased 5% during the trailing twelve months while most of the growth has occurred in the time deposit portfolio. Time deposits have increased $15 million, or 7%, and $32 million, or 14%, for the nine-month and twelve-month periods ended September 30, 2004, respectively. Short-term other borrowed funds have increased over the past twelve months by $14 million, representing federal funds purchased as well as retail and wholesale repurchase arrangements. For the quarter, these short-term fund balances were relatively flat. The $12 million of Trust Preferred Securities have been outstanding since September 2003, providing the bank with a higher lending limit and additional capital for further growth opportunity.

The loan to deposit ratio at September 30, 2004 increased to 83% from 81% at June 30, 2004, primarily because of the decline in deposits due to municipal time deposits that were not renewed. Comparing the current loan to deposit ratio to the end of last year, it was down from 85%, mainly due to loan attrition keeping pace with recent originations.

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

(In thousands)	Three months ended September 30,		% Change
	2004	2003

Total investment securities	$138,362	$111,155	24.48%
Loans, net	326,727	286,667	13.97
Earning assets	471,035	401,369	17.36
Total assets	505,912	438,327	15.42

Noninterest-bearing deposits	89,400	81,919	9.13
Interest-bearing deposits	315,406	275,318	14.56
Borrowed funds	53,137	43,159	23.12
Total funds	457,943	400,396	14.37

Total equity	33,123	32,391	2.26

Asset Quality

The Bank has experienced a significant increase in non-performing assets during the current quarter, ending the quarter with a total of $2.8 million compared to $392,000 at December 31, 2003 and $350,000 at September 30, 2003. Current nonperforming assets represented .86% of total loans and other real estate, compared to .12%, at year-end 2003. The increase from year-end 2003 was due primarily to the foreclosure of commercial real estate on one loan totaling $1.5 million. A current appraisal of the property indicates that the market value, net of selling costs, exceeds the recorded value, thus management expects no losses as a result of selling the property. The property has been listed with a broker for sale. Increases in nonperforming loans during the third quarter were due to the classification of five additional SBA loans to non-accrual status, as well as one commercial loan, so that the total of nonperforming assets consisted of the ORE, eight SBA loans and one commercial loan secured by real estate. Three of the SBA loans were fully guaranteed by the SBA and the remaining SBA loans were 75%-85% guaranteed. These SBA loans have all defaulted and are in the process of liquidation under the SBA guarantee. Total SBA guarantees on the $1.3 million of non-performing loans were $814,000. Additionally, $335,000 was allocated in the allowance for loan losses for the remaining non-performing loan balances. Non-performing assets at December 31, 2003 consisted of five SBA loans of which 85% of the balance was guaranteed by the SBA. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2004.

Non-performing Assets
	September 30,	December 31,
(Dollars in thousands)	2004	2003

Loans on non-accrual
SBA guaranteed	$814	$392
Non-SBA guaranteed	516	--
Other real estate owned	1,544	--

Total non-performing assets	$2,874	$392

Total non-performing assets as a
percentage of total loans and other real estate	.86%	.12%
Total non-performing loans as a percentage of total loans	.40%	.12%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At September 30, 2004, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $131 million, or 271%, of capital; commercial real estate loans which totaled approximately $116 million, or 240%, of capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $37 million, or 77%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

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

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. Additionally, certain loans that do not meet the definition of impairment under SFAS 114 may have specifically identified risks or weaknesses management has identified that may also result in a specific allocation. In addition to these allocated reserves, the Company has established an unallocated reserve of $258,000 at September 30, 2004. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

The allowance for loan losses increased to $4.7 million at September 30, 2004 from $4.0 million at year-end 2003, an increase of 15%. The increase was due in part to the growth in the loan portfolio during 2004. Additionally, criticized and classified assets at September 30, 2004 increased to $7.1 million from $4.2 million at December 31, 2003, an increase of 67%. The increase was primarily due to the increase in the number and volume of criticized loans which totaled $1.8 million more than the total at December 31, 2003. Gross charged-off loans for the current nine-month period totaled $684,000, while recoveries for the period totaled $379,000, for an annualized net charge-off ratio of .12% of average total loans. The net charge-off ratio for the first nine months of 2003 was .21%. The provision for loan losses increased to $915,000 in the first nine months of 2004 compared to $799,000 during the same period last year. The increase was due to the growth in the loan portfolio during the current nine-month period, as well as higher nonperforming assets and criticized/classified loans during the same period.

The allowance for loan losses represented 1.40% and 1.28% of total loans outstanding at September 30, 2004 and December 31, 2003, respectively. The increase, in addition to supporting the loan growth earlier this year, was due largely to the emergence of certain problem credits as evidenced by the increase in nonperforming loans and higher criticized assets. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the nine months ended September 30, 2004 and 2003.

Analysis of Allowance for Loan Losses

for the Nine Months Ended September 30,

(In thousands)	2004	2003

Allowance for loan losses at beginning of period	$4,047	$3,435

Charge-offs:
Commercial, financial, and agricultural	492	185
SBA	189	301
Installment loans to individuals	3	15

Total	684	501

Recoveries:
Commercial, financial, and agricultural	322	48
SBA	53	8
Installment loans to individuals	4	3

Total	379	59

Net charge-offs	305	442

Provision for loan losses charged to income	915	799

Allowance for loan losses at end of period	$4,657	$3,792

Based on an analysis performed by management at September 30, 2004 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In the fourth quarter of 2001, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income and established as an asset or liability. At September 30, 2004, the fair value of this interest rate swap was $117,000, representing an unrealized gain of $95,841 since designation as a hedge instrument, and the positive spread to prime was 1.68%. This swap matured on October 31, 2004. At the current spread, this maturity will reduce after-tax earnings by approximately $24,000.

In the first quarter of 2003, the Company entered into a second interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap were consistent with the interest rate swap previously mentioned. This swap was designated as a hedge instrument against cash flows from variable rate loans. In March 2004 the Bank terminated this swap, realizing $413,000 in gains on this transaction. The gain will be recognized as income over the remaining 36 months of the original swap term. This swap was terminated because it was determined that it had the most exposure to a potential rising rate environment whereby its spread benefit and market value could decline more quickly than the other existing swap contracts.

In the second quarter of 2003, the Company entered into a third interest rate swap contract with a notional amount of $25 million to further reduce the interest rate risk on certain variable rate loans. Except for the fixed rate and the maturity date, the terms of the swap are consistent with the interest rate swaps previously mentioned. This swap is also currently designated as a hedge instrument against cash flows from variable rate loans and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income. At September 30, 2004, the fair value of this interest rate swap was ($92,000), also representing the unrealized loss since designation as a hedge. The positive spread to prime was 1.385%. This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity has been stable during the third quarter of 2004, as both loan and deposit volume slowed somewhat. At September 30, 2004, the Company's net loan to deposit ratio was 83%, down from the 85% ratio at December 31, 2003 as a result of attrition in the loan portfolio. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased $1.9 million during the first nine months of 2004 to $34.7 million, due to current year earnings. Other comprehensive income, which includes unrealized gains and losses in the investment portfolio, as well as unrealized gains and losses on the existing interest rate swaps declined $491,000 during the nine-month period of 2004. As interest rates rise in the market, the value of these instruments, specifically the fixed rate instruments, may decline further.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.2% at September 30, 2004 compared to 8.4% at year-end 2003. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2004, the Bank had a risk-weighted total capital ratio of 13.4% and a Tier 1 risk-weighted capital ratio of 12.1%, which was flat compared to year-end 2003 ratios of 13.3% and 12.2%, respectively.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at September 30, 2004 was approximately $41.2 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under non-revolving lines of credit that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.
In thousands	Due in 1Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5Years

Demand and savings	$172,845	$-	$-	$-	$-	$-
deposits
Time deposits	166,930	24,597	25,388	2,921	1,149	102
Federal Home Loan	-	25,000	-	-	-	-
Bank advances
Other borrowed funds	30,461	-	-	-	-	-
Commitments to customers	41,184	-	-	-	-	-
under lines of credit
Commitments under
lease agreements	1,522	1,171	1,050	701	639	780
Long-term debentures	-	-	-	-	-	12,000

	$412,942	$50,768	$26,438	$3,622	$1,788	$12,882

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION
ITEM 1.	Legal Proceedings - Not Applicable
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	a)	Not Applicable
	b)	Not Applicable
	c)	The Company did not have a stock repurchase plan in effect, and there were no repurchases during the current period
ITEM 3.	Defaults Upon Senior Securities - Not Applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders - Not Applicable
ITEM 5.	Other Information - Not Applicable

ITEM 6.	Exhibits

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

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

DATE:	November 8, 2004

INDEX TO EXHIBITS

Exhibit		Page
11.1	Statement Regarding Computation of Per Share Earnings	21
31.1	Certification of Chief Executive Officer Pursuant to	22
	Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")
31.2	Certification of Chief Financial Officer Pursuant to	23
	Section 302 of the Act
32.1	Certifications of Chief Executive Officer and Chief Financial	24
	Officer Pursuant to Section 906 of the Act

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income	$1,337,000	$1,227,000	$3,949,000	$3,460,000

Basic net income per share:
Weighted-average shares outstanding	5,689,876	5,652,644	5,685,374	5,652,644
Net income per share	$.23	$.22	$.69	$.61

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	5,690,962	5,672,759	5,685,926	5,671,589
Net income per share	$.23	$.21	$.69	$.61

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

Date: November 8, 2004                                                                                   /s/ Pin Pin Chau

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

Date: November 8, 2004                                                                                  /s/ Gary K. McClung

Gary K. McClung

Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 8th day of November, 2004.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Gary K. McClung
Gary K. McClung
Chief Financial Officer