Form 10-K
period 2004-12-31
SUMMIT BANK CORP
filed 2005-03-30
CIK 820067

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   or No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ___ or No _X_

As of June 30, 2004, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $69,401,385, as determined by reference to the quoted purchase price for the Common Stock on the Nasdaq National Stock Market on June 30, 2004.  The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.

As of March 1, 2005, there were 5,693,104 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Certain Part II information required by Form 10-K is incorporated by reference from the Summit Bank Corporation Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.  Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Summit's Proxy Statement for its 2005 Annual Shareholders' Meeting.

SUMMIT BANK CORPORATION

FORM 10-K CROSS-REFERENCE INDEX

Page Number

		Form 10-K	Annual Report	Proxy Statement

PART 1.
Item 1.	Business	3
	(a) Overview	3
	(b) Banking Services	4
	(c) Locations and Service Areas	6
	(d) Asian-American Markets	6
	(e) Latin-American Markets	6
	(f) International Services Market	7
	(g) Supervision and Regulation	7
	(h) Employees	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security
	Holders	18

PART II.
Item 5.	Market for Registrant's Common Equity
	And Related Stockholder Matters	19
Item 6.	Selected Financial Data	20
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		13
Item 7a.	Quantitative and Qualitative Disclosures
	About Market Risk		31
Item 8.	Financial Statements and Supplementary Data		34
Item 9.	Not Applicable	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21

PART III.
Item 10.	Directors and Executive Officers of the Registrant	22		2
Item 11.	Executive Compensation			11
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	22		7,17
Item 13.	Certain Relationships and Related Transactions			7
Item 14.	Principal Accounting Fees and Services			19

PART IV.
Item 15.	Exhibits, Financial Statement Schedules,	23

Signatures		26

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

Actual results may differ materially from the results anticipated in forward-looking statements in our Form 10-K due to a variety of factors including, without limitation:

•         The effects of future economic conditions in our market areas and generally in the United States;

•         United States governmental and international monetary and fiscal policies;

•         Legislative and regulatory changes;

•         The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•         The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

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

The Bank is a banking association organized under the laws of the United States.  The Bank engages in commercial banking from its main office and six branch offices, three of which are located in its primary service area of northern metropolitan Atlanta, Georgia.  A fourth office, opened in 2004, is a limited service branch office located in the south Atlanta area.  Two additional branch offices are located in San Jose and Fremont, California.  These offices are in ethnic communities that are very similar to part of the Bank's Atlanta primary service area.  In the first quarter of 2005, the Bank opened a seventh full-service branch office in northern metropolitan Atlanta.  The Bank seeks to serve four principal markets:

•         individuals, professionals, and small to medium-sized businesses in the Bank's primary service areas;

•         ethnic communities, principally Asian-Americans, European-Americans and Latin Americans, located in the primary service areas, including businesses operated by members of such communities;

•         individuals, professionals, and businesses in the primary service areas requiring the international financial transaction services offered by the Bank; and

•         foreign corporations and individuals requiring specialized banking services (international private banking) in the Atlanta and San Jose metropolitan areas.

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

Locations and Service Areas

One of the Bank's two primary service areas covers a section of North Metropolitan Atlanta, Georgia including portions of DeKalb, Fulton, Cobb, and Gwinnett Counties.  This area includes the city of Chamblee, portions of the cities of Doraville and Norcross, the DeKalb-Peachtree Airport, the Northlake and Perimeter Malls in DeKalb County, Cumberland and Town Center Malls in Cobb County, the Perimeter Business Park and the Peachtree Corners area including Technology Park, and portions of the city of Duluth, Gwinnett County.  This area is crossed by major thoroughfares such as Interstate 85 to the East, Georgia 400 to the West, Georgia Highway 140 to the North and Clairmont Road to the South.  The Bank also has a deposit processing center located near the Hartsfield-Jackson International Airport for the purpose of serving the needs of its customers located near the airport. A second primary service area covers portions of San Jose and Fremont, California.  These markets are located in the south San Francisco bay area and are crossed by the major thoroughfares of Highway 101 and Interstates 880, 680, and 280.  See "Item 2 - Properties."

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

Management believes the locations of Bank's main office and Atlanta branch offices are convenient to a large number of Asian-Americans.  At year-end 2004, approximately 60% of the Bank's Atlanta customers were Asian-American.  Vietnamese and Latin-American individuals comprise the majority of the Bank's San Jose branch and Fremont branch customer bases also.

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

The Bank does not engage in off-shore buyer financing or cross border lending.  Occasionally, the Bank discounts short-term letters of credit drafts for selected correspondent banks under approved facilities. Management believes that the commercial and political risks of these activities are acceptable based on our assessment of available information on the correspondent banks and the respective countries.  As of December 31, 2004, there was $522,000 outstanding under such facilities.

In addition to domestic businesses requiring international banking services, management believes that a growing number of foreign businesses in Atlanta and San Jose, along with their executives and employees, frequently require the international banking services provided by the Bank.  Foreign nationals doing business in the United States are often unfamiliar with U.S. banking practices.  The Bank has personnel with the language and cultural skills suited to serve this clientele.  Management further believes the international banking experience of managers of the Bank, along with the contacts of the directors of the Company and the Bank in the international and domestic business communities, enhances the Bank's ability to compete in this target market.

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

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

•          acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

•          acquiring all or substantially all of the assets of any bank; or

•          merging or consolidating with any other bank holding company.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•          the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•          no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities.  A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•          Banking or managing or controlling banks; and

•          Any activity that the Federal Reserve determines to be so closely related to banking as to be a  proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•          Factoring accounts receivable;

•          Making, acquiring, brokering or servicing loans and usual related activities;

•          Leasing personal or real property;

•          Operating a non-bank depository institution, such as a savings association;

•          Trust company functions;

•          Financial and investment advisory activities;

•          Conducting discount securities brokerage activities;

•          Underwriting and dealing in government obligations and money market instruments;

•          Providing specified management consulting and counseling activities;

•          Performing selected data processing services and support services;

•          Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•          Performing selected insurance underwriting activities.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

•          Lending, trust and other banking activities;

•          Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•          Providing financial, investment, or advisory services;

•          Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•          Underwriting, dealing in or making a market in securities;

•          Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•          Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•          Merchant banking through securities or insurance affiliates; and

•          Insurance company portfolio investments.

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

Branching.  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located.  Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia.  The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable states (the foreign state).

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

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•          Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•          Home Mortgage Disclosure Act of  1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•          Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•          Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•          Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•          Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•          the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•          The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•          The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2004, our ratio of total capital to risk-weighted assets was 13.9% and our ratio of Tier 1 Capital to risk-weighted assets was 12.4%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2004, our leverage ratio was 8.8%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.  The Bank paid $2.8 million in cash dividends to the Company in 2004.

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

Restrictions on Transactions with Affiliates

 The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

•          a bank's loans or extensions of credit to affiliates;

•          a bank's investment in affiliates;

•          assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•          loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•          a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA").  Most of the amendments to the FCRA (the "FCRA Amendments") became effective in 2004.  The FCRA Amendments include, among other things:

•          new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

•          consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•          for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•          a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions. The Company and its affected subsidiaries will have implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC").  8These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing.  The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures and policies to comply with the foregoing rules.

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

Employees

As of March 1, 2005, the Company and the Bank had 132 full-time equivalent employees.  Management anticipates additional hiring in 2005 only for normal organic growth.  The employees are not part of any collective bargaining agreement and employee relations with the Company are considered good.

Item 2.  Properties

Main Office

The Bank's main office is at 4360 Chamblee-Dunwoody Road, Atlanta, DeKalb County, Georgia, on the ground floor of a five-story, 100,000 square foot, office building near the intersection of Interstate 285 and Chamblee-Dunwoody Road.  The Bank has a lease for 8,941 square feet on the main floor of the building and an additional 14,534 square feet on the third floor.  The lease for the first floor premises, which began on January 1, 2001, provides base rental of $17.50 per square foot per year.  The lease provides for escalations through its expiration on December 31, 2010.  The third floor lease provides base rental of $17.50 per square foot per year on 10,462 square feet and $19.00-$25.00 per square foot per year on the remaining square feet.  The lease for the third floor premises expires on December 31, 2007.  The first floor space, which includes the main branch, has six teller stations, two customer service stations, the small business lending department, the loan operations department, offices for loan officers, and the main conference room.  The Bank has an ATM attached to the building.  The third floor space houses the international department, the operations and check processing departments, as well as other bank administration offices.

Asian Banking Center

The Bank owns an office building containing 18,000 square feet of space located on 2.77 acres of land in Atlanta's Asian-American business district on Shallowford Road near Buford Highway.  The address is 3490 Shallowford Road, Atlanta, Georgia.  The Bank currently utilizes 6,000 square feet of first floor space in the building for a branch office. Additionally a Bank lending group occupies 1,838 square feet on the second floor.  The Bank has leased approximately 9,000 square feet, including common areas, to other tenants which leases provide base rental rates from $15.75 to $17.67 per square foot per annum.  The branch office has six teller stations, five customer service stations, and five offices for lending officers and management.  In addition, the Bank has installed a drive-through ATM and drive-through teller window.

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

Phoenix Boulevard Deposit Processing Center

The Bank leases 2,706 square feet of a five-story, 87,384 square foot building, as a deposit processing center to serve the Southern area of Atlanta.  The limited access office has three teller stations, two offices for customer relations personnel and a conference room.   The lease term began in July 2004 at a base rate of $16.75 per square foot per year for a period of 65 months.

Park Village Office

The Bank leases a 4,800 square foot branch office located at 2540 Pleasant Hill Road, Duluth, Georgia.  The office includes five teller stations, one drive-in lane, and office for a lending officer, two offices for branch management and a conference room.  The office also has a walk-up ATM.  The lease term is for a period of ten years with three options to extend for five-year periods each.  The initial lease began in March 2005 and provides for a base rate of $25.00 per square foot per year.

San Jose Office

The Bank's San Jose branch office is in leased office space at 1648-A Tully Road, San Jose, California.  The branch occupies 3,570 square feet of a building containing 5,796 total square feet.  This branch has four teller stations, including a merchant booth for large commercial transactions, and a walk-up ATM machine.  The base rent for this office is $33.00 per square foot per year, and the lease expires in July 2019.

San Jose Operations Office

The Bank's loan and deposit operations are housed in leased office space at 1694 Tully Road, San Jose, California.  This office originally included the branch facility which was moved to 1648-A Tully Road in November 2004.  The Operations Office consists of 8,142 square feet at a base rate of $24.23 per square foot per year and expires in March 2006.

Fremont Office

The Bank also leases space for a branch location at 46615 Mission Boulevard, Fremont, California.  The Bank leases approximately 5,092 square feet for this office under a primary lease agreement for 2,770 square feet and a sublease agreement on 2,322 adjoining square feet.  The primary lease has a base rent of $43.80 per square foot per year, and expires in May of 2008.  The sublease has a base rent of $31.20 and also expires in March 2008.  Both lease agreements provide for two options of five (5) years each to extend the term.  The branch has four teller windows, a merchant booth for processing large commercial deposits, six offices for a lending officer and branch management and a walk-up ATM.

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

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

The Company's shares are listed on the Nasdaq National Market under the symbol "SBGA".  As of March 1, 2005, the quoted purchase price for the Company's shares was $15.44 per share.  There were approximately 340 holders of record of the Company's Common Stock at March 1, 2005.  Additionally, there are an estimated 1,270 shareholders who hold shares in various brokerage and investment accounts.

The Company began paying quarterly cash dividends in 1995 and paid a total of $.08 per share in that year.  The Company paid a total of $.40 and $.35 per share in cash dividends in 2004 and 2003, respectively.   These amounts have been restated for the stock dividend awarded in 2004.  Although the Company currently plans to continue paying cash dividends on a quarterly basis, Summit's dividend policy may change in the future.  The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors.  In addition, our ability to pay dividends in the future will depend, in part, on the earnings of the Bank and its ability to pay dividends to the Company.  See "Business -- Supervision and Regulation -- Payment of Dividends."

For additional information concerning the Company's quarterly stock prices and quarterly cash dividends see the Company's 2004 Annual Report to Shareholders which is incorporated by reference herein.

The Company did not repurchase any of its securities during the fourth quarter of 2004.

Item 6.        Selected Financial Data

The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2004 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company.  The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Averages are derived from daily balances.  Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.

	As of December 31,
(Dollars in thousands, except share and per share data)
Balance Sheet Data	2004	2003	2002	2001	2000
Total assets	$547,708	$477,145	$402,860	$341,443	$283,403
Investment securities	151,891	125,726	112,924	90,209	59,402
Loans	339,205	317,072	258,723	219,744	190,354
Allowance for loan losses	4,549	4,047	3,435	3,234	3,141
Deposits	434,453	368,599	317,426	294,924	239,274
Federal Home Loan Bank advances	25,000	25,000	20,000	10,000	10,000
Other borrowed funds	35,394	34,957	30,725	5,466	4,809
Long-term debentures	12,000	12,000	--	--	--
Stockholders' equity	34,629	32,736	31,176	27,396	25,950

	Year Ended December 31,
Statement of Income Data	2004	2003	2002	2001	2000
Interest income	$26,690	$23,548	$21,901	$23,539	$23,347
Interest expense	8,260	7,145	8,099	11,074	9,078
Net interest income	18,430	16,403	13,802	12,465	14,269
Provision for loan losses	1,090	1,199	1,130	755	1,250
Net interest income after
provision for loan losses	17,340	15,204	12,672	11,710	13,019
Noninterest income	3,928	3,929	5,023	3,184	3,530
Noninterest expenses	13,737	12,211	11,808	11,002	10,692
Income tax expense	2,378	2,100	1,743	1,280	2,070
Net income	$5,153	$4,822	$4,144	$2,612	$3,787

Per Share Data
Book value per share at year end	$6.09	$5.79	$5.51	$4.72	$4.37
Basic earnings per share	.91	.85	.74	.44	.64
Diluted earnings per share	.91	.85	.74	.44	.64
Weighted-average shares outstanding - basic	5,686,563	5,652,604	5,636,904	5,905,365	5,950,833
Weighted-average shares outstanding - diluted	5,687,303	5,672,007	5,646,608	5,905,365	5,950,833
Dividends declared	$.40	$.35	$.27	$.24	$.20
Dividend payout ratio	44.15%	40.63%	36.36%	53.73%	37.50%

Ratios
Return on average assets	1.03%	1.11%	1.12%	.80%	1.35%
Return on average equity	15.29%	15.09%	14.61%	9.65%	15.94%
Average equity/average assets	6.72%	7.38%	7.60%	8.31%	8.49%
Net interest margin	3.94%	4.08%	4.02%	4.14%	5.67%
Non-performing assets/total loans and other real estate	.84%	.12%	.39%	.21%	1.06%
Allowance for loan losses/total loans	1.34%	1.28%	1.33%	1.47%	1.65%
Noninterest expense/net interest income and noninterest income	61.44%	60.06%	61.52%	70.30%	60.07%

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the 2004 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

Item 7a.        Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the 2004 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

Item 8.        Financial Statements and Supplementary Data

Incorporated by reference to the 2004 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

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

Item 9B.       Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The Company has a Code of Conduct that applies to all of the Company's employees (including its principal executive, financial and accounting officers) and directors.  A copy of the Code of Conduct is posted on the Company's website at summitbk.com under "Investor Relations/Officers and Directors."  Additional information regarding the Company's directors and executive officers is incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

Item 11.        Executive Compensation

Incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Shareholders' Meeting -- See Cross Reference Index on page 2.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2004, adjusted for the February 17, 2004 three-for-two stock split.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,500	$12.99	679,409
Equity compensation plans not approved by security holders	-	-	-
Total	4,500	$12.99	679,409

Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Shareholders' Meeting --See Cross Reference Index on page 2.

Item 13.        Certain Relationships and Related Transactions

 Incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Shareholders' Meeting --

See Cross Reference Index on page 2.

Item 14.       Principal Accounting Fees and Services

Incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Shareholders' Meeting ---

See Cross Reference Index on page 2.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)        The following documents are filed as part of this report:

1.

Financial Statements - The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm thereon, appear in the 2004 Annual Shareholders' Report -- See Cross Reference Index on page 2 and Exhibit 13.1.

2.	Financial Statement Schedules - These are omitted as they are not required or are not applicable.

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K.) The Company's SEC file number for exhibits incorporated by reference is 0-21267.
Exhibit
Number	Exhibit
3.1

Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2	Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

4.1

The rights of security holders are defined in (I) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, (see Exhibits 3.1 and 3.2, respectively)

4.2

Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.1*	Summit Bank Corporation 1998 Stock Incentive Plan, dated as of February 23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998)

10.1a*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for employees.

10.1b*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for non-employees.

10.2

Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office)

10.2a

Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office)

10.2b

Sixth Amendment to Lease Agreement. (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office)

10.2c

Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office)

10.3*

Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.4*

Change in Control Agreement dated August 25, 1995 by and between David Yu, Chairman of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.5*

Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.6*

Change in Control Agreement dated August 25, 1995 by and between Gary McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.7*	Post Retirement Compensation Agreement dated December 20, 2004 by and between Pin Pin Chau, CEO of the Company, and the Company

11.1	Statement Regarding Computation of Net Income per Share

13.1	2004 Annual Report to Shareholders

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

                        *    Denotes a management contract, compensatory plan or arrangement

23-25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

Date March 29, 2005

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pin Pin Chau	Director, Chief	Dated: March 29, 2005
Pin Pin Chau	Executive Officer
Acting Principal Financial
Officer (principal executive
And financial officer)

/s/ David Yu	Director, President	Dated: March 29, 2005
David Yu

/s/ Carl L. Patrick, Jr.	Director, Chairman	Dated: March 28, 2005
Carl L. Patrick, Jr.	of the Board

/s/ Gerald L. Allison	Director, Vice Chairman	Dated: March 29, 2005
Gerald L. Allison	of the Board

	Director	Dated:
Aaron I. Alembik

/s/ Paul C.Y. Chu	Director	Dated: March 25, 2005
Paul C.Y. Chu

/s/ Peter M. Cohen	Director	Dated: March 28, 2005
Peter M. Cohen

/s/ Jose I. Gonzalez	Director	Dated: March 28, 2005
Jose I. Gonzalez

/s/ Jack N. Halpern	Director	Dated: March 25, 2005
Jack N. Halpern

/s/ Donald R. Harkleroad	Director	Dated: March 29, 2005
Donald R. Harkleroad

/s/ Shafik H. Ladha	Director	Dated: March 28, 2005
Shafik H. Ladha

/s/ James S. Lai	Director	Dated: March 28, 2005
James S. Lai

/s/ Sion Nyen Lai	Director	Dated: March 28, 2005
Sion Nyen (Francis) Lai

/s/ Shih Chien Lo	Director	Dated: March 25, 2005
Shih Chien (Raymond) Lo

/s/ Nack Paek	Director	Dated: March 28, 2005
Nack Paek

/s/ W. Clayton Sparrow, Jr.	Director	Dated: March 25, 2005
W. Clayton Sparrow, Jr.

/s/ Howard L. Tai	Director	Dated: March 25, 2005
Howard H. L. Tai

/s/ Suzanne Long	Controller (principal	Dated: March 29, 2005
Suzanne Long	Accounting officer)

27-28

Index to Exhibits

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

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

4.2

Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.1	Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23, 1998 (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 18, 1998)
10.1a	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for employees.
10.1b	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for non-employees.
10.2

Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office)

10.2a

Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office)

10.2b

Sixth Amendment to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office)

10.2c

Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office)

10.3

Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.4

Change in Control Agreement dated August 25, 1995 by and between David Yu, Chairman of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.5

Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.6

Change in Control Agreement dated August 25, 1995 by and between Gary McClung, Executive Vice President of the Summit National Bank, and the Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.7	Post Retirement Compensation Agreement dated December 20, 2004 by and between Pin Pin Chau, CEO of the Company, and the Company
11.1	Statement Regarding Computation of Net Income per Share
13.1	2004 Annual Report to Shareholders
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1	Subsidiaries of Summit Bank Corporation (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer

29-30