Form 10-Q
period 2005-03-31
SUMMIT BANK CORP
filed 2005-05-10
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____	No X__

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

Class

Outstanding at May 1, 2005

Common Stock. $.0l par value	5,694,604

The Exhibit Index Appears on Page 20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2005	December 31, 2004

ASSETS:
Cash and due from banks	$16,583	$20,810
Interest-bearing deposits in other banks	527	249
Federal funds sold	1,300	16,000
Investment securities available for sale, at fair value	125,296	132,856
Investment securities held to maturity, at amortized cost	15,959	15,938
Other investments	3,239	3,097
Loans, net of unearned income	335,040	339,205
Less: allowance for loan losses	(4,373)	(4,549)
Net loans	330,667	334,656
Premises and equipment, net	4,607	4,312
Customers' acceptance liability	3,300	3,223
Goodwill, net	1,530	1,530
Bank owned life insurance	7,592	7,478
Other real estate owned	1,544	1,544
Other assets	10,126	6,015
Total assets	$522,270	$547,708

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$112,135	$104,055
Interest-bearing:
Demand	86,174	97,836
Savings	11,936	11,748
Time, $100,000 and over	136,136	130,686
Other time	88,629	90,128
Total deposits	435,010	434,453

Federal Home Loan Bank advances	25,000	25,000
Long-term debentures	12,000	12,000
Other borrowed funds	7,143	35,394
Acceptances outstanding	3,300	3,223
Other liabilities	5,710	3,009
Total liabilities	488,163	513,079

STOCKHOLDERS' EQUITY:
Common stock	57	57
Additional paid-in capital	17,503	17,445
Retained earnings	17,972	17,235
Accumulated other comprehensive loss	(1,425)	(108)
Total stockholders' equity	34,107	34,629

Total liabilities and stockholders' equity	$522,270	$547,708

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2005	2004

Interest income
Loans, including fees	$5,718	$5,157
Interest-bearing deposits in other banks	3	1
Federal funds sold	67	6
Investment securities	734	689
Mortgage-backed securities	740	667
Total interest income	7,262	6,520

Interest expense
Time deposits, $100,000 and over	1,029	869
Other deposits	819	690
Federal Home Loan Bank advances	199	132
Short-term borrowings	81	104
Long-term debentures	172	132
Total interest expense	2,300	1,927

Net interest income	4,962	4,593
Provision for loan losses	264	464
Net interest income after provision for loan losses	4,698	4,129

Noninterest income
Fees for international banking services	406	286
SBA loan servicing fees	23	20
Service charge income	139	178
Non-sufficient funds charges	204	232
Increase in CSV of bank owned life insurance	114	108
Net gains on sales of investment securities available	3	128
for sale
Other	118	108
Total noninterest income	1,007	1,060

Noninterest expense
Salaries and employee benefits	2,000	1,674
Equipment	298	260
Net occupancy	397	318
Other operating expenses	1,178	966
Total noninterest expense	3,873	3,218

Income before income taxes	1,832	1,971
Income tax expense	526	650
Net income	$1,306	$1,321
Basic net income per common share	$.23	$.23
Diluted net income per common share and
common share equivalents	$.23	$.23
Weighted-average shares outstanding - basic	5,693,054	5,671,593
Weighted-average shares outstanding - diluted	5,699,227	5,671,914
Dividends declared per common share	$.10	$.10

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three months ended March 31,
(In thousands)	2005	2004
Cash flows from operating activities:

Net income	$1,306	$1,321
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises and equipment	235	203
Net amortization of premiums/discounts on investment securities	149	88
Amortization of intangibles	20	36
Provision for loan losses	264	464
Net gains on sales of investment securities available for sale	(3)	(128)
Amortization of deferred gain on termination of interest rate swap	(4)	--
Income from bank owned life insurance	(114)	(108)
Changes in other assets and liabilities:
Increase in other assets	(2,341)	(377)
Increase in other liabilities	2,191	798
Net cash provided by operating activities	1,703	2,297
Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale	--	8,272
Proceeds from sales of investment securities available for sale	9,929	10,188
Principal collections on investment securities available for sale	4,199	2,647
Principal collections on investment securities held to maturity	--	10
Purchases of investment securities available for sale	(8,506)	(24,549)
Loans made to customers, net of principal collected on loans	3,725	(8,414)
Purchases of low income housing partnership interests	(964)	--
Purchases of premises and equipment	(530)	(11)
Net cash provided by (used in) investing activities	7,853	(11,857)
Cash flows from financing activities:

Net decrease in demand and savings deposits	(3,394)	(258)
Net increase in time deposits	3,951	15,383
Issuance of common stock	58	168
Dividends paid	(569)	(569)
Net decrease in other borrowed funds	(28,251)	(5,711)
Net cash (used in ) provided by financing activities	(28,205)	9,013
Net decrease in cash and cash equivalents	(18,649)	(547)
Cash and cash equivalents at beginning of period	37,059	18,238

Cash and cash equivalents at end of period	$18,410	$17,691
Supplemental disclosures of cash paid during the period:
Interest	$2,158	$1,829
Income taxes	$190	$18
Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale	$--	$14,300
See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

2.      ACCOUNTING POLICIES

The Company's accounting policies are described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

3.     COMPREHENSIVE INCOME

       Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The total comprehensive loss for the first quarter of 2005 was $11,000, compared to total comprehensive income of $2,810,000 for the first quarter of 2004.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$1,306,000	$1,321,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	371,000	25,000
Pro forma net income	$935,000	$1,296,000

Earnings per share:
Basic - as reported	$0.23	$.23
Basic - pro forma	$0.16	$.23

Diluted - as reported	$0.23	$.23
Diluted - pro forma	$0.16	$.23

There were 90,000 and 6,000 stock options granted during the three months ended March 31, 2005 and 2004, respectively, which vested immediately upon grant.

5.     INVESTMENT SECURITIES

       The following investment securities available for sale have an unrealized loss as of March 31, 2005 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	Fair Value	Loss
Obligations of U.S.
government agencies:
With an unrealized loss for
more than 12 months	$36,814	$1,049
Mortgage-backed securities:
With an unrealized loss
for less than 12 months	33,420	534
With an unrealized loss for
more than 12 months	22,403	538
	$92,637	$2,121

At March 31, 2005, there were seven mortgage-backed securities with an unrealized loss for less than 12 months, as well as seven obligations of U.S. government agencies and six mortgage-backed securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at March 31, 2005 represented 98% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 41% of the investment securities with  unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of March 31, 2005 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	fair value	loss
Tax-exempt municipal
securities with an unrealized
loss for less than 12 months	$1,162	$14

One security held to maturity had an unrealized loss at March 31, 2005.  The unrealized loss was considered immaterial to the financial statements, and the duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004.  Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.  The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004.  In September 2004, the FASB issued FASB Staff Position, (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10 - 20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB.  Given the nature of the Company's investments, the Company does not expect the adoption of EITF Issue No. 03-1 or its implementation guidance to have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment."  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  Under SFAS No. 123R, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.

On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R.  The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.  The Company has determined that it will not adopt SFAS No. 123R until January 1, 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), "Share-Based Payment."  SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff's views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

Please refer to Note 4 for the disclosure of the pro forma effect on net income and earnings per share if the Company had expensed the fair value of options granted during the three months ended March 31, 2005 and 2004.

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

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company's 2004 Annual Report on Form 10-K.  Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical. This is because the amount of the allowance is established based on a variety of subjective factors. The allowance is replenished by means of a provision for loan losses that is charged against the Company's earnings. As a result, earnings will vary based, in part, on subjective judgments made by Management in this area.

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

Performance Overview

The Company reported net income of $1,306,000 for the first quarter of 2005, compared to $1,321,000 for the first quarter of 2004, a decrease of 1%.  The primary reason for the slight decline was increases in noninterest expenses related to additional branch locations and strengthened infrastructure.  As the prime rate has risen over the past year, net interest income has increased 8% comparing the current quarter to first quarter 2004.  Additionally, the provision for loan losses decreased $200,000 for the comparable quarters due to a slowdown in loan volume.  However, the improvements in net interest income after loan loss provision did not completely offset the increases in overhead in first quarter 2005 compared to first quarter last year.  The net earnings per share for the first quarter of 2005 were $.23, diluted, flat compared to first quarter 2004.  The annualized return on average stockholders' equity for the 2005 three-month period was 15.1% versus 15.9% for the 2004 three-month period, and the return on average assets was .98% in the 2005 three-month period compared to 1.09% in the 2004 three-month period.  The book value per share was $5.99 at March 31, 2005 compared to $6.09 at December 31, 2004 and $6.18 at March 31, 2004.  In the first quarters of both 2005 and 2004, the Company paid a cash dividend of $.10 per share.

Total assets of the Company were $522 million at March 31, 2005, down 5% from year-end 2004 as a result of $20 million of temporary deposits that were placed in the Bank at the end of December 2004, invested largely in short-term federal funds sold.  These deposits allowed the Bank to de-leverage a portion of its balance sheet by eliminating most of its wholesale repurchase agreement borrowings.  As of March 31, 2005, these temporary deposits remained in accounts with the Bank.  Additionally, loan volume has declined this quarter due to several large payoffs, reducing total loans at March 31, 2005 to $335 million compared to $339 million at December 31, 2004. For the trailing twelve months, total loans have grown 3% as new originations have largely been offset by pay-offs.

The investment security portfolio has also declined since year-end primarily as a result of principal paydowns on mortgage-backed securities.  One security in particular, with a remaining balance of $1.6 million, paid off early, resulting in a $5,000 net gain from a prepayment penalty.  Total investment securities at March 31, 2005 were $144 million compared to $152 million at December 31, 2004.

Total deposits have grown $51 million, or 13%, during the past twelve months and $557,000, during the past quarter to $435 million.  Noninterest-bearing deposits remained strong compared to total deposits.  However, $13.5 million of the increase in noninterest-bearing accounts consisted of a transfer from a money market account in preparation of being wired out on April 1, 2005.  This represented 70% of the aforementioned temporary funds from December 2004.  Excluding these deposits, noninterest-bearing accounts still comprised 23% of total deposits at March 31, 2005.  During the first quarter of 2005, time deposits increased $4 million.  Other borrowed funds declined as maturities were not replaced, for a March 31, 2005 balance of $7 million compared to $35 million at December 31, 2004.

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

	Quarter ended
(In thousands)	March 31,		% Change
	2005	2004

Total investment securities	$142,659	$124,272	14.80%
Loans, net	335,717	324,607	3.42
Earning assets	494,198	451,711	9.41
Total assets	531,437	483,589	9.89

Non-interest-bearing deposits	102,873	83,037	23.89
Interest-bearing deposits	334,355	289,541	15.48
Borrowed funds	42,883	63,496	-32.46
Total funds	480,111	436,074	10.10

Total equity	34,689	33,310	4.14

The Bank opened its seventh full-service branch in March 2005.  This branch is located in the fast-growing area of Duluth in Gwinnett County in Georgia.  The surrounding shopping center caters primarily to the Korean market and fits nicely with Summit's largely ethnic-oriented market share.

The net interest rate margin at 4.02% through March 31, 2005 was slightly lower than last year's margin of 4.07% for the same period, primarily because the lagging costs of funds has begun to catch up with the yield on earning assets which reprices quicker since Summit is asset-sensitive.  The most significant increase in the cost of funds was related to the $12 million in trust preferred securities which is tied to LIBOR.  The rate on these funds has increased to 5.65% for first quarter 2005 from 4.22% for first quarter 2004.  Costs of time deposits have increased 15 basis points over the same period; however costs of money market accounts and savings accounts have doubled.  Yields on interest-earning assets have improved by 17 basis points for the comparable first quarter periods.  The yield on the $335 million loan portfolio was up 44 basis points to 6.81% from first quarter 2004.  The loan to deposit ratio at March 31, 2005 was 76%, down slightly from 77% at December 31, 2004 and down sharply from the 84% ratio at March 31, 2004, since deposits have grown faster than loans during the quarter and the trailing twelve months.

As a result of slower loan growth this year to date, the loan loss provision of $264,000 was lower than the provision of $464,000 for the first quarter of 2004.  Noninterest income was $53,000 lower for the current quarter compared to the same period last year as a result of a $125,000 decline in gains from the sale of investment securities.  The decline was partially offset by strong fee income on international banking services which increased 42% to $406,000 in first quarter 2005 compared to the same period last year.  The increase is attributed to the generation of new business as well as increases in transaction volume for, in particular, import letters of credit.

Noninterest expenses increased $655,000, or 20%, in first quarter 2005 compared to the same period last year.  A large portion of this increase can be attributed to salary, equipment and occupancy costs related to organic growth of the Bank.  The Bank's total personnel costs increased 19% to $2 million in first quarter 2005 compared to first quarter 2004.  Approximately $100,000 of this increase was due to a January 2005 non-refundable salary advance on the current year's annual base salary adjustments to facilitate a change in the Bank's payment policy.  As the year progresses, the impact of this one-time expense will diminish since it relates to normal annual salary increases.  There were 130 full-time equivalent employees at March 31, 2005, an increase of eight in the past year.  Most of these positions were attributed to the addition of one full-service branch office in first quarter 2005 and one limited-service branch office in second quarter 2004.  Equipment and occupancy expenses also reflected these additions, as well as the relocation of the San Jose branch office to a new location in fourth quarter 2004.  The lease on the original space in San Jose, which continues to be used for operations, expires in early 2006.  Other noninterest expenses were also up 22%, mainly due to the branch expansion, for example, data/item processing, marketing, and supplies increased by $21,000, $13,000, and $12,000, respectively, for the comparable first quarter periods.  Legal fees have also increased $30,000 over first quarter 2004 as nonperforming assets have increased, thus requiring additional collection efforts.  These increases in noninterest expenses have had a significant impact on the Company's operating efficiency ratio, which was 65% for the first quarter of 2005, up from 57% for the same period last year.

In the first quarter of 2005, the Bank entered into a contract to purchase $3.1 million of low income housing credits which will have a fifteen-year federal income tax benefit.  Approximately $1 million of the commitment was paid in March with the remainder due over the next two years.  This purchase reduced the Company's effective tax rate in the current year to 29% from the previous 32%.

Asset Quality

Non-performing assets decreased during first quarter to $2.4 million at March 31, 2005, representing .72% of total loans and other real estate, compared to $2.8 million, or .83%, at year-end 2004.  The decrease was primarily due to the sale of a commercial real estate loan totaling $337,000.  The loan was sold for $300,000 in first quarter 2005 and the remaining balance charged off.  The March 31, 2005 non-performing assets included eight Small Business Administration ("SBA") loans totaling $869,000 which are fully guaranteed by the SBA.  These loans have all defaulted and are in the process of liquidation. Non-performing assets at December 31, 2004 consisted of nine SBA loans, totaling $958,000, which were fully guaranteed by the SBA and one commercial real estate loan totaling $337,000.  Non-performing assets at March 31, 2005 and December 31, 2004 include other real estate owned resulting from the foreclosure of commercial real estate on one loan totaling $1.5 million.  There is currently a contract pending for the sale of the property, and no loss is anticipated.  There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2005.

Non-performing Assets

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Loans on non-accrual
SBA guaranteed	$869	$958
Non-SBA guaranteed	--	337
Other real estate owned	1,544	1,544

Total non-performing assets	$2,414	$2,839

Total non-performing assets as a
percentage of total loans and other real estate	.72%	.83%
Total non-performing loans as a percentage of total loans	.26%	.38%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends.  The loan portfolio is primarily comprised of loans to small businesses.  In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers.  At March 31, 2005, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $123 million, or 257%, of capital; commercial real estate loans which totaled approximately $113 million, or 236%, of capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $46 million, or 96%, of capital. These concentrations are all within established policy limits.  Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

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

The Bank has established a multifaceted methodology to analyze the adequacy of the allowance for loan losses. This methodology includes consideration of the Bank's credit risk rating system, historical charge-offs, loan impairment as defined by SFAS No. 114, loss ratios on criticized and classified loans, and finally, adjustments related to various qualitative factors that may change the risk profile of all or portions of the portfolio. The analysis is used to arrive at a recommended allowance for loan losses.

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $269,000 at March 31, 2005. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit.

There was slight decrease in the allowance for loan losses at $4.4 million for March 31, 2005 compared to $4.5 million at year-end 2004.  During the first quarter of 2005, increases in the allowance for loan losses due to additional provisions were offset by net charge-offs.  Total nonperforming loans and criticized and classified assets both declined during the current quarter.  Criticized and classified assets at March 31, 2005 decreased to $6.4 million from $6.7 million at December 31, 2004, a decline of 6%, largely due to the sale of a $337,000 conventional loan secured with real estate.  Additionally, the mix of criticized versus classified assets has improved by approximately $520,000 since December 31, 2004.  Gross charged-off loans for the year to date through March 2005 totaled $495,000, while recoveries for the period totaled $54,000, for an annualized net charge-off ratio of .52% of average total loans.  The net charge-off ratio for the first three months of 2004 was .33%.  The provision for loan losses decreased to $264,000 in first quarter of 2005 compared to $464,000 during the same period last year.  The decline was due to the absence of loan growth during the current quarter.

The allowance for loan losses represented 1.31% and 1.34% of total loans outstanding at March 31, 2005 and December 31, 2004, respectively.  The decrease was due to the general improvement in the overall quality of the loan portfolio since 100% of the nonperforming loans at March 31, 2005 were fully guaranteed by the SBA, and criticized and classified assets have declined since year-end.  The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.  In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the three months ended March 31, 2005 and 2004.

Analysis of Allowance for Loan Losses

for the Three Months Ended March 31,

(In thousands)	2005	2004

Allowance for loan losses at beginning of period	$4,549	$4,047

Charge-offs:
Commercial, financial, and agricultural	189	288
Real estate	37	--
SBA	269	--
Total	495	288

Recoveries:
Commercial, financial, and agricultural	28	11
SBA	27	7
Installment loans to individuals	--	4
Total	55	22

Net charge-offs	440	266

Provision for loan losses charged to income	264	464

Allowance for loan losses at end of period	$4,373	$4,246

Based on an analysis performed by management at March 31, 2005 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date.  However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In second quarter 2003, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans.  The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows.  This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap are recorded as an adjustment to accumulated other comprehensive income and established as an asset or liability.  At March 31, 2005, the fair value of this interest rate swap was a loss of $820,000.  This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity fluctuated during the first quarter of 2005 as temporary deposits at December 31, 2004 allowed for the reduction of wholesale borrowings and both the loan portfolio and the investment security portfolio declined during the quarter.  At March 31, 2005, the Company's net loan to deposit ratio was 76%, down slightly from the 77% ratio at December 31, 2004 as a result of several loan payoffs in the first quarter.  During April, the majority of the temporary deposits from fourth quarter 2004 were wired out of the Bank necessitating additional usage of wholesale borrowings; however, such usage does not strain the capacity of borrowings limits.  Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise.  Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company was essentially flat at $34 million comparing the total at March 31, 2005 to December 31, 2004.  This is due to the offset of earnings in excess of dividends paid with a decrease in accumulated other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines.  Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points.  Tier 1 capital consists of stockholders' equity less certain intangible assets.  The Bank's Tier 1 leverage ratio was 8.2% at March 31, 2005 compared to 8.4% at year-end 2004.  Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital.  Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted.  At March 31, 2005, the Bank had a risk-weighted total capital ratio of 13.3% and a Tier 1 risk-weighted capital ratio of 12.1%, an increase from year-end 2004 ratios of 13.1% and 11.9%, respectively.  The increase was mainly due to earnings improving capital since current risk-based assets were flat compared to assets at December 31, 2004.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at March 31, 2005 was approximately $39 million.  The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability.  There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit.  These include lines secured by mortgages on residential real estate and unsecured revolving credit lines.  Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1Year	Due in 2 Years	Due in 3Years	Due in 4 Years	Due in 5 Years	Due after 5Years
Demand and savings	$210,245	$-	$-	$-	$-	$-
deposits
Time deposits	160,344	27,477	19,724	2,708	14,427	85
Federal Home Loan	15,000	10,000	-	-	-	-
Bank advances
Other borrowed funds	7,143	-	-	-	-	-
Commitments to customers	38,798	-	-	-	-	-
under lines of credit
Commitments under
lease agreements	1,480	1,354	1,258	856	882	2,957
Long-term debentures	-	-	-	-	-	12,000
	$433,010	$37,477	$20,982	$3,564	$15,309	$15,042

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II. - OTHER INFORMATION

ITEM 1.	Legal Proceedings - Not Applicable
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	a)	Not Applicable
	b)	Not Applicable
	c)	The Company did not have a stock repurchase plan in effect and there were no repurchases during the current period
ITEM 3.	Defaults Upon Senior Securities - Not Applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders - None
ITEM 5.	Other Information
On February 28, 2005, the Board of Directors approved the Compensation Committee's recommendation for the following elements of director compensation:
	1.	Directors' fees for the Company and the Bank of $800 per meeting
	2.	Company outside director retainers of $4,000 per year
	3.	Committee member fees of $250 per meeting
	4.	Committee chair fees of $300 per meeting, except that audit committee
Chair fees will be $500 per meeting
The Board also ratified the Compensation Committee's decision to increase the base salaries of the Company's Chief Executive Officer, Pin Pin Chau, its President and Bank
Chairman, David Yu, and its Executive Vice President, H.A. Dudley by 4%. As a result,
Ms. Chau's base salary for 2005 is $180,180, Mr. Yu's 2005 base salary is $151,476, and
Mr. Dudley's 2005 base salary is $125,736.

ITEM 6.	Exhibits

Exhibit 11. 1
Statement Regarding Computation of Per Share Earnings

Exhibit 31. 1
Certification of Chief Executive Officer (and Acting Chief Financial Officer)

Exhibit 32.1
Certifications of Chief Executive Officer (and Acting Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer
Acting Chief Financial Officer
(principal executive and financial officer)
DATE:	May 10, 2005

INDEX TO EXHIBITS

Exhibit

Page

11.1	Statement Regarding Computation of Per Share Earnings	21
31.1	Certification of Chief Executive Officer and Acting Chief	22
	Financial Officer Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002 (the "Act")
32.1	Certifications of Chief Executive Officer and Acting Chief	23
	Financial Officer Pursuant to Section 906 of the Act

Exhibit 11.1

Statement Regarding Computation

of Per Share Earnings

	Three months ended March 31,
	2005	2004

Net income	$1,306,000	$1,321,000
Basic net income per share:
Weighted-average shares outstanding	5,693,054	5,671,593
Net income per share	$.23	$.23

Diluted net income per share:
Weighted-average common shares
outstanding and common share equivalents	5,699,227	5,671,914
Net income per share	$.23	$.23

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Pin Pin Chau, Chief Executive Officer and Acting Chief Financial Officer of Summit Bank Corporation, certify that:

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

4.      I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)        evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of such disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)        disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.      I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2005                                                       /s/ Pin Pin Chau

Pin Pin Chau

Chief Executive Officer

Acting Chief Financial Officer

(principal executive and financial officer)

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 10th day of May, 2005.

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer
Acting Chief Financial Officer
(principal executive and financial officer)