Form 10-Q
period 2005-06-30
SUMMIT BANK CORP
filed 2005-08-12
CIK 820067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock. $.0l par value	5,694,604

The Exhibit Index Appears on Page 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2005	December 31, 2004

ASSETS:
Cash and due from banks	$20,303	$20,810
Interest-bearing deposits in other banks	1,120	249
Federal funds sold	3,400	16,000
Investment securities available for sale, at fair value	122,087	132,856
Investment securities held to maturity, at amortized cost	15,981	15,938
Other investments	3,240	3,097
Loans, net of unearned income	337,714	339,205
Less: allowance for loan losses	(4,495)	(4,549)
Net loans	333,219	334,656
Premises and equipment, net	4,690	4,312
Customers' acceptance liability	4,588	3,223
Goodwill, net	1,530	1,530
Bank owned life insurance	7,706	7,478
Other real estate owned	0	1,544
Other assets	10,189	6,015
Total assets	$528,053	$547,708

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$102,466	$104,055
Interest-bearing:
Demand	83,080	97,836
Savings	10,544	11,748
Time, $100,000 and over	118,970	130,686
Other time	92,134	90,128
Total deposits	407,194	434,453

Federal Home Loan Bank advances	25,000	25,000
Long-term debentures	12,000	12,000
Other borrowed funds	38,026	35,394
Acceptances outstanding	4,588	3,223
Other liabilities	5,773	3,009
Total liabilities	492,581	513,079

STOCKHOLDERS' EQUITY:
Common stock	57	57
Additional paid-in capital	17,504	17,445
Retained earnings	18,753	17,235
Accumulated other comprehensive loss	(842)	(108)
Total stockholders' equity	35,472	34,629

Total liabilities and stockholders' equity	$528,053	$547,708
See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands, except share and per share amounts)	2005	2004	2005	2004

Interest income
Loans, including fees	$5,877	$5,078	$11,595	$10,235
Interest-bearing deposits in other banks	3	1	6	2
Federal funds sold	32	6	99	12
Investment securities	701	665	1,435	1,354
Mortgage-backed securities	798	707	1,538	1,374
Total interest income	7,411	6,457	14,673	12,977

Interest expense
Time deposits, $100,000 and over	922	955	1,951	1,824
Other deposits	926	692	1,745	1,382
Federal Home Loan Bank advances	218	157	417	289
Short-term borrowings	181	80	262	184
Long-term debentures	193	132	365	264
Total interest expense	2,440	2,016	4,740	3,943

Net interest income	4,971	4,441	9,933	9,034
Provision for loan losses	200	201	464	665
Net interest income after provision for loan losses	4,771	4,240	9,469	8,369

Noninterest income
Fees for international banking services	573	298	979	584
SBA loan servicing fees	26	18	49	38
Service charge income	133	161	272	339
Non-sufficient funds charges	218	225	422	457
Increase in CSV of bank owned life insurance	114	109	228	216
Net gain on sale of OREO	88	--	88	--
Net gains on sales of investment securities available for sale	--	--	3	128
Partnership loss in low income housing investment	(115)	--	(115)	--
Other	112	90	230	199
Total noninterest income	1,149	901	2,156	1,961

Noninterest expense
Salaries and employee benefits	1,902	1,752	3,902	3,426
Equipment	330	251	628	511
Net occupancy	430	337	827	655
Other operating expenses	1,477	950	2,655	1,916
Total noninterest expense	4,139	3,290	8,012	6,508

Income before income taxes	1,781	1,851	3,613	3,822
Income tax expense	430	560	956	1,210
Net income	$1,351	$1,291	$2,657	$2,612
Basic net income per common share	$.24	$.23	$.47	$.46
Diluted net income per common share and common share equivalents	$.24	$.23	$.47	$.46
Weighted-average shares outstanding - basic	5,694,604	5,682,604	5,693,833	5,677,099
Weighted-average shares outstanding - diluted	5,694,604	5,683,700	5,693,990	5,677,693
Dividends declared per common share	$.10	$.10	$.20	$.20
See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Six months ended June 30,
(In thousands)	2005	2004
Cash flows from operating activities:

Net income	$2,657	$2,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	499	404
Net amortization of premiums/discounts on investment securities	271	223
Amortization of intangibles	34	71
Amortization of gain on termination of interest rate swap	(5)	(12)
Partnership loss in low income housing investment	115	--
Provision for loan losses	464	665
Net gains on sales of investment securities available for sale	(3)	(128)
Unrecognized gain on termination of interest rate swap	--	45
Increase in CSV of bank owned life insurance	(228)	(216)
Gain on sale of OREO	(88)	--
Changes in other assets and liabilities:
Net decrease in loans held for sale	--	1,672
Increase in other assets	(1,056)	(355)
Increase in other liabilities	944	731
Net cash provided by operating activities	3,604	5,712
Cash flows from investing activities:

Proceeds from maturities of investment securities available for sale	--	9,120
Proceeds from sales of investment securities available for sale	9,929	10,188
Principal collections on investment securities available for sale	7,906	5,579
Principal collections on investment securities held to maturity	--	1,010
Purchases of investment securities available for sale	(8,506)	(38,652)
Purchases of investment securities held to maturity	--	(2,702)
Principal collected on loans, net of loans made to customers (Loans made to customers, net of principal collected on loans)	2,171	(14,687)
Liquidation of other investment	--	2
Proceeds from sale of OREO	434	--
Purchase of low income housing partnership interests	(1,190)	--
Purchases of premises and equipment	(877)	(208)
Net cash provided by (used in) investing activities	9,867	(30,350)
Cash flows from financing activities:

Net (decrease)/increase in demand and savings deposits	(17,549)	8,893
Net (decrease)/increase in time deposits	(9,710)	22,092
Issuance of common stock	59	167
Dividends paid	(1,139)	(1,137)
Net increase (decrease) in other borrowed funds	2,632	(3,271)
Net cash (used in) provided by financing activities	(25,707)	26,844
Net (decrease) increase in cash and cash equivalents	(12,236)	2,206
Cash and cash equivalents at beginning of period	37,059	18,238

Cash and cash equivalents at end of period	$24,823	$20,444
Supplemental disclosures of cash paid during the period:
Interest	$4,339	$3,485
Income taxes	$365	$543
Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale	$--	$14,300
Loan to facilitate sale of OREO	$1,198	$--
See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the "Company") prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of man-agement, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of the Company and its wholly -owned subsidiaries, The Summit National Bank (the "Bank") and The Summit Merchant Banking Corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.	ACCOUNTING POLICIES

The Company's accounting policies are described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for litigation, income taxes, valuation of intangibles and loan loss allowances.

3.	COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the second quarter of 2005 was $1,934,000 compared to total comprehensive income of $2,525,000 for the second quarter of 2004. Total comprehensive income for the six months ended June 30, 2005 and 2004 was $1,923,000 and $286,000, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148), to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$1,351,000	1,291,000	$2,657,000	2,612,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	--	--	(371,000)	(17,000)
Pro forma net income	$1,351,000	1,291,000	$2,286,000	2,595,000

Earnings per share:
Basic - as reported	$0.24	0.23	$0.47	0.46
Basic - pro forma	$0.24	0.23	$0.40	0.46

Diluted - as reported	$0.24	0.23	$0.47	0.46
Diluted - pro forma	$0.24	0.23	$0.40	0.46

There were 90,000 and 6,000 stock options granted during the six months ended June 30, 2005 and 2004, respectively, which vested immediately upon grant.

5.	INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of June 30, 2005 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	Fair Value	Loss

Obligations of U.S. government agencies:
With an unrealized loss for more than 12 months	37,031	837
Mortgage-backed securities:
With an unrealized loss for less than 12 months	18,619	264
With an unrealized loss for more than 12 months	24,791	602
	$80,441	$1,703

At June 30, 2005, there were six mortgage-backed securities with an unrealized loss for less than 12 months, as well as seven obligations of U.S. government agencies and seven mortgage-based securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at June 30, 2005 represented 98% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 46% of the investment securities with unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of June 30, 2005 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	fair value	loss
Tax-exempt municipal securities with an unrealized loss for less than 12 months	469	19

Tax-exempt municipal securities with an unrealized loss for more than 12 months	1,156	1
	$1,625	$20

Two securities held to maturity had an unrealized loss at June 30, 2005. The unrealized loss was considered immaterial to the financial statements, and the duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

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

The Company has not determined the full impact of adoption of SFAS No. 123R.

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

Performance Overview

Total assets of the Company were $528.1 million at June 30, 2005, up 4.4% over the $505.8 at June 30, 2004. Assets have declined from the $547.7 million at year end 2004 due to declining interest-bearing deposits. Loans have increased slightly over last year, increasing from $329.8 million at June 30, 2004 to $337.7 million at June 30, 2005. Due to several large payoffs in the first quarter, total loans have declined slightly from $339.2 million at December 31, 2004. The investment security portfolio has also declined since year-end primarily as a result of principal paydowns on mortgage-backed securities. Total investment securities at June 30, 2005 were $141.3 million compared to $151.9 million at December 31, 2004.

Total deposits have increased to $407.2 million at June 30, 2005 from $399.7 one year ago. Deposits have declined from $434.5 million at December 31, 2004, however, due to the anticipated outflow of $20 million of temporary commercial deposits made just prior to year end 2004 and the maturity and withdrawal of higher rate certificates of deposit totaling approximately $17 million in April, 2005. Noninterest-bearing deposits remained strong compared to total deposits, increasing from 20.4% of deposits at June 30, 2004 to 24.0% of deposits at December 31, 2004, and to 25.2% of deposits at June 30, 2005. The paydown of the investment securities and reduction of federal funds sold, along with a slight increase in other borrowed funds, offset the decline in deposits over the first six months of 2005.

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

	Three months		%
	ended June 30,		Change
(In thousands)	2005	2004

Total investment securities	$143,422	$136,606	4.98%
Loans, net	330,885	322,273	2.67
Earning assets	483,280	466,167	3.67
Total assets	525,391	498,995	5.28

Non-interest-bearing deposits	103,441	83,432	23.98
Interest-bearing deposits	315,252	313,579.53
Borrowed funds	52,096	55,267	-5.73
Total funds	470,789	452,279	4.09

Total equity	34,696	33,567	3.36

The Company reported net income of $1,351,000 for the second quarter of 2005, compared to $1,291,000 for the second quarter of 2004, an increase of 4.65%. The primary reason for the increased earnings was an increase in net interest income due to the rising prime rate’s effect on the Bank’s floating rate commercial loan portfolio and an increase in noninterest income from the growing volume of international fee business. Noninterest income grew significantly over last year despite the recording of $115,000 in losses relating to the Company’s share of partnership loss on a low income housing project investment entered into during the first quarter of 2005. These increases were partially offset by increases in noninterest expenses related to additional branch locations opened in the last year, expanded staffing for compliance and risk management and additional losses from claims arising in 2005 on a check fraud initiated in late 2004. Diluted net earnings per share for the second quarter of 2005 were $0.24, up 4.3% from the $0.23 diluted earnings per share for the second quarter of 2004. The annualized return on average stockholders' equity for the three-month period ended June 30, 2005 was 15.58% versus 15.38% for the same period in 2004, and the return on average assets was 1.03% in the second quarter of 2005, the same as the second quarter of 2004. The book value per share was $6.23 at June 30, 2005 compared to $6.09 at December 31, 2004 and $5.64 at June 30, 2004. In the second quarters of both 2005 and 2004, the Company paid a cash dividend of $.10 per share.

For the six months ended June 30, 2005, the Company reported net income of $2,657,000, an increase of 1.7% over the $2,612,000 for the first six months of 2004. This improvement was for the same reasons as noted above for the quarterly increase. In addition, the Company’s loan loss provision declined from $665,000 last year to $464,000 this year due to slower loan growth in 2005. The Company’s effective tax rate and related expense has also declined due to additional tax credits recorded in 2005 from the low income housing investment previously mentioned. Year to date diluted earnings per share for 2005 were $0.47, compared to $0.46 for the first six months of 2004. The annualized return on stockholders’ equity for the six month period ended June 30, 2005 was 15.32% compared to 15.62% last year. Return on average assets year to date was 1.01%, down from 1.06% last year.

Net interest income increased from $4.44 million for the second quarter in 2004 to $4.97 million for the second quarter in 2005. Quarterly interest income was up over $900,000 while quarterly interest expense was up only $400,000 over last year. For the six months ended June 30, 2005, net interest income was $9.93 million compared to $9.03 million last year for the same period. For the year, interest income is up $1.7 million and interest expense is up $800,000 over last year. The increased net interest income for the quarter and the year has primarily been the result of upward repricing of the $282.8 million floating rate commercial loan portfolio and the increased percentage of noninterest bearing deposits to total deposits.

The net interest rate margin for the quarter ended June 30, 2005 was 4.11%, up from 3.81% for the same period last year. For the six months ended June 30, 2005, the net interest margin was 4.06%, again up over the 3.94% last year. The yield on earning assets has increased 65 basis points from the second quarter last year to the second quarter this year. On a year to date basis, yield on earning assets has increased from 5.68% last year to 6.05% this year. The yield on the $337 million commercial loan portfolio has increased from 6.32% last year to 6.92% this year. The cost of interest-bearing liabilities has increased over last year, but not as significantly as the increase in the yield on earning assets. Comparing the second quarter last year to this year, the cost of interest-bearing liabilities has increased from 2.05% to 2.48%. For the year, cost of interest-bearing liabilities has increased from 2.05% last year to 2.37% this year. The most significant increase in the cost of funds was related to the $12 million in trust preferred securities which is tied to LIBOR. The rate on these funds has increased to 6.19% for second quarter 2005 from 4.21% for the second quarter 2004. For the year, the cost of the trust preferred securities has risen 198 basis points over last year. The overall cost of deposits has increased 27 basis points over last year on a quarterly basis and 16 basis points on a year to date basis.

As a result of slower loan growth this year to date and improved asset quality, the loan loss provision for the six months ended June 30, 2005 was $464,000 compared to $665,000 last year. For the second quarter of 2005, the loan loss provision was $200,000 compared to $201,000 for the second quarter last year. Total loans decreased from December 31, 2004 to March 31, 2005 due to several large payoffs, but did slightly increase during the second quarter ended June 30, 2005.

Noninterest income increased to $1.15 million for the quarter ended June 30, 2005, an increase of 27.5% over the $901,000 last year for the quarter. For the year, noninterest income has increased from $1.96 million last year to $2.16 million this year. Significant increases in fee income from international banking services have predominantly contributed to these increases. Growth in customer base and transaction volume, particularly import letters of credit for domestic customers resulted in a $275,000 increase in fees for the quarter over last year and $395,000 increase for the year to date over last year. For both the quarter and year to date, the increases in international fees have been partially offset by declines in service charges on deposit accounts. In addition, the Company recorded gains on the sale of securities totaling $128,000 in 2004 compared to $0 for 2005. In comparing noninterest income to last year for both the second quarter and year to date, an $88,000 gain on the sale of the other real estate property partially offset the share of loss, amounting to $115,000, from the Bank’s low income housing investment.

Noninterest expenses increased to $4.14 million in the second quarter 2005 compared to $3.29 million in the same period last year. The 25.8% increase was primarily due to $452,000 of expense related to additional claims arising in 2005 on the check fraud initiated in late 2004 and additional expenses related to infrastructure, namely staffing and branch facilities. Salaries and benefits increased from $1.75 million for the second quarter last year to $1.90 million for the second quarter this year due to increased staffing for two new branch locations in the last year, for additional staffing for our risk management and compliance functions, and for increased health insurance and retirement benefits costs. Both occupancy and equipment expense increased this quarter from a year ago due to those two new branches and the relocation of our San Jose, California branch in December, 2004. The lease on the original space in San Jose, which continues to be used for operations, expires in early 2006. Other noninterest expense has increased from $950,000 for the second quarter last year to $1.47 million for the second quarter ended June 30, 2005 due primarily to an additional payment of $247,000 for additional claims received this year on a check fraud case that arose in late 2004. Based on its investigations, the Company also recorded a $205,000 provision in the second quarter for remaining estimated losses on this fraud, perpetrated by one long time customer. Although unable to estimate the amount, the Company expects a partial recovery in subsequent quarters. Other noninterest expense has also increased over last year due to branch expansion related expenses such as data processing, marketing and advertising and supplies. For the six months ended June 30, 2005, total noninterest expense increased to $8.01 million from $6.51 million last year. That increase is primarily due to the same reasons as outlined above. There were 130 full-time equivalent employees at June 30, 2005, an increase of four in the past year. Most of these positions were attributed to the addition of one full-service branch office in first quarter 2005 and one limited-service branch office in second quarter 2004 previously mentioned. These increases in noninterest expenses have had a significant impact on the Company's operating efficiency ratio, which was 67.6% for the second quarter of 2005, up from 61.6% for the same period last year. On a year to date basis through June 30, 2005 the operating efficiency ratio was 66.3% compared to 59.2% last year.

In the first quarter of 2005, the Bank entered into a contract to purchase $3.1 million of low income housing credits which will have a fifteen-year federal income tax benefit. Approximately $1.2 million of the commitment was paid through June 30, 2005 with the remainder due over the next two years. This purchase has reduced the Company's effective tax rate in the current year to 26.5% from 31.7 % last year.

Asset Quality

Non-performing assets decreased during the first quarter to $968,000 at June 30, 2005, representing 0.29% of total loans and other real estate, compared to $2.8 million, or .84%, at year-end 2004. The decrease was primarily due to the second quarter sale of a foreclosed other real estate property carried on the books at $1.5 million and the first quarter sale of a commercial real estate loan totaling $337,000. The other real estate property was sold at a gain of $88,000 and the loan was sold for $300,000 and the remaining balance charged off. June 30, 2005 non-performing assets included nine Small Business Administration ("SBA") loans totaling $968,000 which are fully guaranteed by the SBA. These loans have all defaulted and are in the process of liquidation. Non-performing assets at December 31, 2004 consisted of nine SBA loans, totaling $958,000, which were fully guaranteed by the SBA, and the previously mentioned commercial real estate loan totaling $337,000 and other real estate owned resulting from the foreclosure of commercial real estate totaling $1.5 million. There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2005.

Non-performing Assets

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Loans on non-accrual
SBA guaranteed	$968	$958
Non-SBA guaranteed	--	337
Other real estate owned	--	1,544

Total non-performing assets	$968	$2,839

Total non-performing assets as a percentage of total loans and other real estate	.29%	.83%
Total non-performing loans as a percentage of total loans	.29%	.38%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At June 30, 2005, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $121 million, or 243%, of capital; commercial real estate loans which totaled approximately $117 million, or 233%, of capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $43 million, or 86%, of capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

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

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $323,000 at June 30, 2005. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit, none of which are adequately or completely captured in the aforementioned components of the allowance for loan losses.

The allowance for loan losses totaled $4.50 million at June 30, 2005 slightly below the $4.55 million at year-end 2004. During the first six months of 2005, increases in the allowance for loan losses due to additional provisions were offset by net charge-offs. However, total nonperforming loans and criticized and classified assets both declined during the current quarter and for the year. Criticized and classified assets at June 30, 2005 decreased to $5.3 million from $6.7 million at December 31, 2004, largely due to the sale of the other real estate previously mentioned. Gross charged-off loans for the year to date through June 30, 2005 totaled $713,000, while recoveries for the period totaled $195,000, for an annualized net charge-off ratio of 0.31% of average total loans. The net charge-off ratio for the first six months of 2004 was 0.21%. The provision for loan losses decreased to $464,000 in the first six months of 2005 compared to $665,000 during the same period last year. The decline was due to the minimal loan growth during this current year. The provision for loan losses for the second quarter of 2005 was $200,000 compared to $201,000 last year.

The allowance for loan losses represented 1.33% and 1.34% of total loans outstanding at June 30, 2005 and December 31, 2004, respectively. The slight decrease was due to the general improvement in the overall quality of the loan portfolio since 100% of the nonperforming loans at June 30, 2005 were fully guaranteed by the SBA, and since criticized and classified assets have declined since year-end. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the six months ended June 30, 2005 and 2004.

Analysis of Allowance for Loan Losses
for the Six Months Ended June 30,

(In thousands)	2005	2004

Allowance for loan losses at beginning of period	$4,549	$4,047

Charge-offs:
Commercial, financial, and agricultural	307	488
SBA	406	189
Installment	0	3
Total	713	680

Recoveries:
Commercial, financial, and agricultural	75	303

SBA	120	36
Installment loans to individuals	0	4
Total	195	343

Net charge-offs	518	337

Provision for loan losses charged to income	464	665

Allowance for loan losses at end of period	$4,495	$4,375

Based on an analysis performed by management at June 30, 2005 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In second quarter 2003, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap, to the extent that the hedge relationship has been effective, are recorded as an adjustment to accumulated other comprehensive income (loss). At June 30, 2005, the fair value of this interest rate swap was a loss of $511 thousand. This swap matures on July 31, 2008.

Liquidity and Capital Adequacy

Liquidity fluctuated during the first quarter of 2005 as temporary deposits at December 31, 2004 allowed for the reduction of wholesale borrowings as the loan portfolio, federal funds sold, and the investment security portfolio declined during that time period. During April 2005, the majority of the temporary deposits from fourth quarter 2004 were wired out of the Bank and another large balance of maturing certificate of deposits for one specific customer were withdrawn, necessitating additional usage of wholesale borrowings. However, such usage does not strain the capacity of borrowings limits. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased to $35.5 million at June 30, 2005 compared to $34.6 million at December 31, 2004. This is due to earnings in excess of dividends paid with a decrease in accumulated other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.56% at June 30, 2005 compared to 8.19% at year-end 2004. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2005, the Bank had a risk-weighted total capital ratio of 13.71% and a Tier 1 risk-weighted capital ratio of 12.46%, an increase from year-end 2004 ratios of 13.12% and 11.87%, respectively. The increase was mainly due to earnings improving capital since current risk-based assets were flat compared to assets at December 31, 2004.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at June 30, 2005 was approximately $40 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years
Demand and savings deposits	$196,090	$-	$-	$-	$-	$-
Time deposits	144,305	52,454	8,162	2,354	3,744	85
Federal Home Loan Bank advances	15,000	10,000	-	-	-	-
Other borrowed funds	38,026	-	-	-	-	-
Commitments to customers under lines of credit	39,630	-	-	-	-	-
Commitments under
lease agreements	1,457	1,310	1,019	875	891	2,508
Long-term debentures	-	-	-	-	-	12,000
	$434,508	$63,764	$9,181	$3,229	$4,635	$14,593

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

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

The 2005 Annual Meeting of the Shareholders (the “Meeting”) of the Company was held on May 2, 2005. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 15, 2005, for the primary purpose of electing six members to the Board of Directors.

Article Fourteen of the Company’s Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of the shareholders and each director serves a three-year term. Six Class I Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2008:

Aaron I. Alembik, Jack N. Halpern, Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., and Pin Pin Chau. All six nominees were elected.

Proxies for 82.7%, or 4,710,656 shares of the 5,694,604 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes cast as follows:

Director	Votes For	Votes Withheld

Aaron I. Alembik	4,695,262	9,072

Jack N. Halpern	4,697,262	7,072

Sion Nyen (Francis) Lai	4,696,182	7,072

Shih Chien (Raymond) Lo	4,697,262	7,072

W. Clayton Sparrow, Jr.	4,695,562	8,772

Pin Pin Chau	4,696,902	6,352

The following Class II and III directors, whose term did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Peter M. Cohen, Donald R. Harkleroad, Shafik H. Ladha, Paul C.Y. Chu, Howard L. Tai, Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Carl L. Patrick, Jr., and David Yu.

ITEM 5.	Other Information - Not Applicable

ITEM 6.	Exhibits

Exhibit 31. 1
Certifications of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1
Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Chief Financial Officer

DATE:	August 12, 2005

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")	23-24

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Act	25