Form 10-Q
period 2005-09-30
SUMMIT BANK CORP
filed 2005-11-10
CIK 820067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock. $.0l par value	5,694,604

The Exhibit Index Appears on Page 21
1 of 24

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2005	December 31, 2004

ASSETS:
Cash and due from banks	$20,051	$20,810
Interest-bearing deposits in other banks	2,320	249
Federal funds sold	5,000	16,000
Investment securities available for sale, at fair value	116,991	132,856
Investment securities held to maturity, at amortized cost	15,733	15,938
Other investments	3,240	3,097
Loans, net of unearned income	346,018	339,205
Less: allowance for loan losses	(4,609)	(4,549)
Net loans	341,409	334,656
Premises and equipment, net	4,640	4,312
Customers' acceptance liability	4,903	3,223
Goodwill, net	1,530	1,530
Bank owned life insurance	7,820	7,478
Other real estate owned	--	1,544
Other assets	10,573	6,015
Total assets	$534,210	$547,708
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$104,921	$104,055
Interest-bearing:
Demand	90,344	97,836
Savings	10,735	11,748
Time, $100,000 and over	130,334	130,686
Other time	104,463	90,128
Total deposits	440,797	434,453

Federal Home Loan Bank advances	25,000	25,000
Long-term debentures	12,000	12,000
Other borrowed funds	8,797	35,394
Acceptances outstanding	4,903	3,223
Other liabilities	6,702	3,009
Total liabilities	498,199	513,079

STOCKHOLDERS' EQUITY:
Common stock	57	57
Additional paid-in capital	17,504	17,445
Retained earnings	19,765	17,235
Accumulated other comprehensive loss	(1,315)	(108)
Total stockholders' equity	36,011	34,629

Total liabilities and stockholders' equity	$534,210	$547,708
See Accompanying Notes to Condensed Consolidated Financial Statements.

2 of 24

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2005	2004	2005	2004

Interest income
Loans, including fees	$6,403	$5,235	$17,998	$15,470
Interest-bearing deposits in other banks	18	2	24	4
Federal funds sold	52	4	151	16
Investment securities	719	685	2,154	2,039
Mortgage-backed securities	712	739	2,250	2,113
Total interest income	7,904	6,665	22,577	19,642

Interest expense
Time deposits, $100,000 and over	1,042	973	2,993	2,797
Other deposits	1,078	715	2,823	2,097
Federal Home Loan Bank advances	228	164	645	453
Short-term borrowings	162	97	424	281
Long-term debentures	205	147	570	411
Total interest expense	2,715	2,096	7,455	6,039

Net interest income	5,189	4,569	15,122	13,603
Provision for loan losses	50	250	514	915
Net interest income after provision for loan losses	5,139	4,319	14,608	12,688

Noninterest income
Fees for international banking services	523	348	1,502	932
SBA loan servicing fees	24	13	73	51
Service charge income	134	151	406	490
Non-sufficient funds charges	203	237	625	694
Increase in CSV of bank owned life insurance	115	109	343	325
Net gain on sale of OREO	--	--	88	--
Net gains on sales of investment securities available for sale	--	15	3	143
Partnership loss in low income housing investment	(85)	--	(200)	--
Other	123	92	353	291
Total noninterest income	1,037	965	3,193	2,926

Noninterest expense
Salaries and employee benefits	2,009	1,814	5,911	5,240
Equipment	365	278	993	789
Net occupancy	452	350	1,279	1,005
Other operating expenses	1,121	896	3,776	2,812
Total noninterest expense	3,947	3,338	11,959	9,846

Income before income taxes	2,229	1,946	5,842	5,768
Income tax expense	647	609	1,603	1,819
Net income	$1,582	$1,337	$4,239	$3,949
Basic net income per common share	$.28	$.23	$.74	$.69
Diluted net income per common share and common share equivalents	$.28	$.23	$.74	$.69
Weighted-average shares outstanding - basic	5,694,604	5,689,876	5,694,093	5,685,374
Weighted-average shares outstanding - diluted	5,694,604	5,690,962	5,694,093	5,685,926
Dividends declared per common share	$.10	$.10	$.30	$.30
See Accompanying Notes to Condensed Consolidated Financial Statements.

3 of 24

SUMMIT BANK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine months ended September 30,
(In thousands)	2005	2004
Cash flows from operating activities:

Net income	$4,239	$3,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	780	533
Net amortization of premiums/discounts on investment securities	403	342
Amortization of intangibles	45	100
Amortization of gain on termination of interest rate swap	(7)	(22)
Partnership loss in low income housing investment	200	--
Provision for loan losses	514	915
Net gains on sales of investment securities available for sale	(3)	(143)
Unrecognized gain on termination of interest rate swap	--	45
Increase in CSV of bank owned life insurance	(343)	(325)
Gain on sale of OREO	(88)	--
Changes in other assets and liabilities:
Net decrease in loans held for sale	--	2,890
Increase in other assets	(1,585)	(642)
Increase in other liabilities	2,096	463
Net cash provided by operating activities	6,251	8,105
Cash flows from investing activities:

Proceeds from maturities, sales, and collections of investment securities available for sale	22,359	36,206
Proceeds from maturities, sales, and collections of investment securities held to maturity	270	1,010
Purchases of investment securities available for sale	(8,506)	(40,770)
Purchases of investment securities held to maturity	--	(4,692)
Loans made to customers, net of principal collected on loans	(6,069)	(21,284)
Proceeds from sale of OREO	434	--
Purchase of low income housing partnership interests	(1,416)	--
Purchases of premises and equipment	(1,108)	(519)
Net cash provided by (used in) investing activities	5,964	(30,049)
Cash flows from financing activities:

Net (decrease)/increase in demand and savings deposits	(7,639)	10,776
Net increase in time deposits	13,983	14,557
Issuance of common stock	59	187
Dividends paid	(1,709)	(1,706)
Net decrease in other borrowed funds	(26,597)	(4,496)
Net cash (used in) provided by financing activities	(21,903)	19,318
Net decrease in cash and cash equivalents	(9,688)	(2,626)
Cash and cash equivalents at beginning of period	37,059	18,238

Cash and cash equivalents at end of period	$27,371	$15,612
Supplemental disclosures of cash paid during the period:
Interest	$6,560	$5,453
Income taxes	$1,319	$2,114
Supplemental disclosures of noncash investing activities:
Transfer of loans to loans held for sale	$--	$14,300
Transfer of loan collateral to other real estate owned	$--	$1,544
Loan to facilitate sale of OREO	$1,198	$--
See Accompanying Notes to Condensed Consolidated Financial Statements.

4 of 24

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

Currently, other comprehensive income for the Company consists of items recorded as a component of stockholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the third quarter of 2005 was $1,109,000 compared to total comprehensive income of $3,172,000 for the third quarter of 2004. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $3,032,000 and $3,458,000, respectively.

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

5 of 24

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148), to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,582,000	1,337,000	$4,239,000	3,949,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	--	--	(371,000)	(17,000)
Pro forma net income	$1,582,000	1,337,000	$3,868,000	3,932,000

Earnings per share:
Basic - as reported	$0.28	0.23	$0.74	0.69
Basic - pro forma	$0.28	0.23	$0.68	0.69

Diluted - as reported	$0.28	0.23	$0.74	0.69
Diluted - pro forma	$0.28	0.23	$0.68	0.69

There were 90,000 and 6,000 stock options granted during the nine months ended September 30, 2005 and 2004, respectively, which vested immediately upon grant. During the three and nine months ended September 30, 2005, the 90,000 outstanding stock options are not included in the determination of common stock equivalents as the effect would be anti-dilutive.

5.	INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of September 30, 2005 for which an other than temporary impairment has not been recognized.

	Estimated	Unrealized
(In thousands)	Fair Value	Loss
Obligations of U.S. government agencies:
With an unrealized loss for more than 12 months	$36,897	$981

Mortgage-backed securities:
With an unrealized loss for less than 12 months	26,597	372
With an unrealized loss for more than 12 months	22,674	656
	$86,168	$2,009

At September 30, 2005, there were seven mortgage-backed securities with an unrealized loss for less than 12 months, as well as seven obligations of U.S. government agencies and seven mortgage-backed securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at September 30, 2005 represented 98% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 43% of the investment securities with unrealized loss could be shortened by the issuing agency calling the securities.

6 of 24

The following investment securities held to maturity have an unrealized loss as of September 30, 2005 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated fair value	Unrealized loss
Tax-exempt municipal securities with an unrealized loss for less than 12 months	--	--

Tax-exempt municipal securities with an unrealized loss for more than 12 months	$891	$15
	$891	$15

One security held to maturity had an unrealized loss at September 30, 2005. The unrealized loss was considered immaterial to the financial statements, and the duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10 - 20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, as final. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will supersede EITF Issue No. 03-1 and replace the guidance set forth in paragraphs 10-18 of the issue with references to existing other than temporary impairment guidance, such as FASB Statement No. 115, SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. In September 2005, the FASB decided to include in the final FSP FAS 115-1 guidance similar to that provided in EITF Issue No. 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. In addition, the FASB decided that FSP FAS 115-1 would be applied prospectively for reporting periods beginning after December 15, 2005. Given the nature of the Company's investments, the Company does not expect the adoption of FSP FAS 115-1 or its implementation guidance to have a significant impact on its consolidated financial statements.

7 of 24

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

8 of 24

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements and other information relating to the Company and its subsidiaries. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements reflect management's beliefs and assumptions, and are based on information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions, including the risks that unanticipated changes in the interest rate environment could reduce our margins, that competition or general economic conditions could be worse than we expect, or that legislative or regulatory changes could adversely affect our business. Actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See "Allowance for Loan Losses" on page 12.

Performance Overview

Total assets of the Company were $534.2 million at September 30, 2005, up 6.6% over the $500.9 at September 30, 2004. Assets have declined from the $547.7 million at year end 2004 due to reduction of short-term investments and short-term borrowings. Loans have increased slightly over last year, rising from $333.6 million at September 30, 2004 to $346.0 million at September 30, 2005. Total loans have increased slightly from $339.2 million at December 31, 2004. The investment security portfolio has declined since year-end primarily as a result of principal paydowns on mortgage-backed securities. Total investment securities at September 30, 2005 were $136.0 million compared to $151.9 million at December 31, 2004.

Total deposits have increased to $440.8 million at September 30, 2005 from $393.9 million one year ago and have increased from $434.5 million at December 31, 2004. The growth in deposits during the third quarter 2005 and since September 30, 2004 has been in all categories of deposits. Noninterest bearing demand and interest-bearing demand (NOW and money market accounts) grew 21.0% and 25.4% respectively over last year. Noninterest-bearing deposits remained strong compared to total deposits, increasing from 22.0% of deposits at September 30, 2004 to 23.8% of deposits at September 30, 2005. As previously reported, the Company had $20 million in temporary commercial deposits at December 31, 2004 which accounts for the smaller increase in total deposits since that date.

9 of 24

The following table details selected components of the Company's average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

	Three months ended September 30,		% Change
(In thousands)	2005	2004

Total investment securities	$138,906	$138,362	0.39%
Total Loans	340,683	331,172	2.87
Earning assets	487,309	471,035	3.45
Total assets	529,041	505,820	4.59

Non-interest-bearing deposits	106,573	89,400	19.21
Interest-bearing deposits	319,508	315,406	1.30
Borrowed funds	57,965	65,137	-11.01
Total funds	484,046	469,943	3.00

Total equity	35,561	33,123	7.36

The Company reported net income of $1,582,000 for the third quarter of 2005, compared to $1,337,000 for the third quarter of 2004, an increase of 18.3%. The primary reason for the increased earnings was an increase in net interest income due to the rising prime rate’s effect on the Bank’s floating rate commercial loan portfolio, a reduction in loan loss provision expense, and an increase in noninterest income from the growing volume of international fee business. Noninterest income for the quarter grew over last year despite the recording of $85,000 in losses relating to the Company’s share of partnership loss on a low income housing project investment entered into during the first quarter of 2005. These increases were partially offset by increases in noninterest expenses related to additional branch locations opened in the last twelve months and expense for additional compliance and risk management resources. Diluted net earnings per share for the third quarter of 2005 were $0.28, up 17.4% from the $0.23 diluted earnings per share for the third quarter of 2004. The annualized return on average stockholders' equity for the three-month period ended September 30, 2005 was 17.79% versus 16.15% for the same period in 2004, and the return on average assets was 1.20% in the third quarter of 2005, compared to 1.06% in the third quarter of 2004. The book value per share was $6.32 at September 30, 2005 compared to $6.09 at both December 31, 2004 and September 30, 2004. In the third quarters of both 2005 and 2004, the Company paid a cash dividend of $.10 per share.

For the nine months ended September 30, 2005, the Company reported net income of $4,239,000, an increase of 7.3% over the $3,949,000 for the first nine months of 2004. This improvement was for the same reasons as noted above for the quarterly increase. In addition, two other significant factors affect the comparison of the Company’s year to date net income to last year. In the second quarter of 2005, $452,000 of expense was recorded related to additional claims arising in 2005 on a check fraud that occurred in late 2004. Also, the Company’s effective tax rate and related expense has declined due to additional tax credits recorded in 2005 from the low income housing investment previously mentioned. Year to date diluted earnings per share for 2005 were $0.74, compared to $0.69 for the first nine months of 2004. The annualized return on stockholders’ equity for the nine month period ended September 30, 2005 was 16.15% compared to 15.80% last year. Return on average assets year to date was 1.07% compared to 1.06% last year.

Net interest income increased from $4.57 million for the third quarter in 2004 to $5.19 million for the third quarter in 2005. Quarterly interest income was up over $1.24 million while quarterly interest expense was up only $619,000 over last year. For the nine months ended September 30, 2005, net interest income was $15.12 million compared to $13.60 million last year for the same period. For the year, interest income is up $2.94 million and interest expense is up $1.42 million over last year. The increased net interest income for the quarter and the year has primarily been the result of upward repricing of the $289.5 million floating rate commercial loan portfolio and the increased percentage of noninterest bearing deposits to total deposits.

10 of 24

The net interest rate margin for the quarter ended September 30, 2005 was 4.26%, up from 3.88% for the same period last year. For the nine months ended September 30, 2005, the net interest margin was 4.13%, again up over the 3.92% last year. The yield on earning assets has increased 84 basis points from the third quarter last year to the third quarter this year. On a year to date basis, yield on earning assets has increased from 5.67% last year to 6.17% this year. The yield on the $346 million loan portfolio has increased from 6.31% last year to 7.10% this year. The cost of funds has increased over last year, but not as significantly as the increase in the yield on earning assets. Comparing the third quarter last year to this year, the cost of funds has increased from 1.78% to 2.24%. For the year, cost of funds has increased from 1.75% last year to 2.04% this year. The most significant increase in the cost of funds was related to the $12 million in trust preferred securities which is tied to LIBOR. The rate on these funds has increased to 6.59% for third quarter 2005 from 4.69% for the third quarter 2004. For the year, the cost of the trust preferred securities has risen 195 basis points over last year. The overall cost of deposits has increased 53 basis points over last year on a quarterly basis and 27 basis points on a year to date basis.

As a result of slower loan growth this year to date and improved asset quality, the loan loss provision for the nine months ended September 30, 2005 was $514,000 compared to $915,000 last year. For the third quarter of 2005, the loan loss provision was $50,000 compared to $250,000 for the third quarter last year. Nonperforming assets, criticized and classified assets and loan delinquencies have all declined since December 31, 2004.

Noninterest income increased to $1.04 million for the quarter ended September 30, 2005, an increase of 7.4% over the $965,000 last year for the quarter. For the year, noninterest income has increased from $2.93 million last year to $3.19 million this year. Significant increases in fee income from international banking services have predominantly contributed to these increases. Growth in the customer base and transaction volume, particularly import letters of credit for domestic customers resulted in a $175,000 increase in fees for the quarter over last year and a $570,000 increase for the year to date over last year. For both the quarter and year to date, the increases in international fees have been partially offset by declines in service charges on deposit accounts. In addition, the Company recorded gains on the sale of securities totaling $143,000 in the first nine months of 2004 compared to $3,000 for the same period in 2005. In comparing noninterest income for the nine months ended September 30, 2005 to last year, an $88,000 gain on the sale of the other real estate property partially offset the share of loss, amounting to $200,000, from the Bank’s low income housing investment during the 2005 period.

Noninterest expenses increased to $3.95 million in the third quarter 2005 compared to $3.34 million in the same period last year. The 18.2% increase was primarily due to additional expenses related to infrastructure, namely staffing and branch facilities. Salaries and benefits increased from $1.81 million for the third quarter last year to $2.01 million for the third quarter this year due to increased staffing for two new branch locations in the last year, for additional resources for our risk management and compliance functions, and for increased retirement benefits costs. The Company employs 133.5 full-time equivalent employees at September 30, 2005, an increase of 2.5 over last year. Both occupancy and equipment expense increased this quarter from a year ago due to those two new branches and the relocation of our San Jose, California branch in December, 2004. The lease on the original space in San Jose, which continues to be used for operations, expires in early 2006. Other noninterest expense has increased from $896,000 for the third quarter last year to $1.12 million for the third quarter ended September 30, 2005 due primarily to legal fees related to compliance and fraud issues and to branch expansion related expenses such as data processing, marketing and advertising and supplies. For the nine months ended September 30, 2005, total noninterest expense increased to $11.96 million from $9.85 million last year. That increase is primarily due to the same reasons as outlined above. In addition, the year to date increase in expense was partially due to the $452,000 of expense recorded in the second quarter of 2005 for the check fraud case previously mentioned. The Company has had no further claims related to this case in the third quarter and expects to receive a partial recovery in the fourth quarter, 2005. As of this filing date, final details were being negotiated on a settlement involving four parties whereby Summit will receive a recovery of approximately 20-25% of its recorded losses in this case. These increases in noninterest expenses have had an impact on the Company's operating efficiency ratio, which was 63.4% for the third quarter of 2005, up from 60.5% for the same period last year. On a year to date basis through September 30, 2005 the operating efficiency ratio was 65.3% compared to 60.0% last year.

11 of 24

In the first quarter of 2005, the Bank entered into a contract to purchase $3.1 million of low income housing credits which will have a fifteen-year federal income tax benefit. Approximately $1.4 million of the commitment was paid through September 30, 2005 with the remainder due over the next two years. This purchase has reduced the Company's effective tax rate in the current year to 27.4% from 31.5 % last year.

Asset Quality

Non-performing assets decreased to $679,000 at September 30, 2005, representing 0.20% of total loans and other real estate, compared to $2.8 million, or .84%, at year-end 2004. The decrease was primarily due to the second quarter sale of a foreclosed other real estate property carried on the books at $1.5 million and the first quarter sale of a commercial real estate loan in the amount of $337,000. The other real estate property was sold at a gain of $88,000 and the loan was sold for $300,000 and the remaining balance charged off. Non-performing assets at September 30, 2005 included six loans totaling $679,000, five of which were fully guaranteed Small Business Administration ("SBA") loans totaling $595,000. These loans have all defaulted and are in the process of liquidation. Non-performing assets at December 31, 2004 consisted of nine SBA loans, totaling $958,000, which were fully guaranteed by the SBA, and the previously mentioned commercial real estate loan totaling $337,000 and other real estate owned resulting from the foreclosure of commercial real estate totaling $1.5 million. There were no loans past due 90 days or more as to principal or interest payments and still accruing at September 30, 2005. The balance of non-guaranteed impaired loans was less than $100,000 at September 30, 2005.

Non-performing Assets

(Dollars in thousands)	September 30, 2005	December 31, 2004
Loans on non-accrual
SBA guaranteed	$595	$958
Non-SBA guaranteed	84	337
Other real estate owned	--	1,544

Total non-performing assets	$679	$2,839

Total non-performing assets as a percentage of total loans and other real estate	.20%	.84%
Total non-performing loans as a percentage of total loans	.20%	.38%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At September 30, 2005, the Bank's largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $125.2 million, or 240.6%, of Bank equity capital; commercial real estate loans which totaled approximately $121.8 million, or 234.1%, of Bank equity capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $42.4 million, or 81.6%, of Bank equity capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

12 of 24

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

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $255,000 at September 30, 2005. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit, none of which are adequately or completely captured in the aforementioned components of the allowance for loan losses.

The allowance for loan losses totaled $4.61 million at September 30, 2005, slightly below the $4.66 million at year-end 2004. During the first nine months of 2005, increases in the allowance for loan losses due to additional provisions were offset by net charge-offs. However, total nonperforming loans and criticized and classified assets both declined during the current quarter and for the year. Criticized and classified assets at September 30, 2005 decreased to $6.0 million from $6.7 million at December 31, 2004, due to the sale of the other real estate previously mentioned. Gross charged-off loans for the year to date through September 30, 2005 totaled $751,000, while recoveries for the period totaled $297,000, for an annualized net charge-off ratio of 0.18% of average total loans. The net charge-off ratio for the first nine months of 2004 was 0.12%. The provision for loan losses decreased to $514,000 in the first nine months of 2005 compared to $915,000 during the same period last year. The decline was due to the minimal loan growth during this current year and the improved loan quality. The provision for loan losses for the third quarter of 2005 was $50,000 compared to $250,000 last year.

The allowance for loan losses represented 1.33% and 1.34% of total loans outstanding at September 30, 2005 and December 31, 2004, respectively. The slight decrease was due to the general improvement in the overall quality of the loan portfolio since all but $84,000 of the nonperforming loans at September 30, 2005 were fully guaranteed by the SBA, and because criticized and classified assets have declined from year-end. The determination of the allowance for loan losses rests upon Management's judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

13 of 24

The following table represents an analysis of the Company's allowance for loan losses including the provision for loan losses and net loan charge-offs for the nine months ended September 30, 2005 and 2004.

Analysis of Allowance for Loan Losses
for the Nine Months Ended September 30,

(In thousands)	2005	2004

Allowance for loan losses at beginning of period	$4,549	$4,047

Charge-offs:
Commercial, financial, and agricultural	345	492
SBA	406	189
Installment	--	3
Total	751	684

Recoveries:
Commercial, financial, and agricultural	137	322
SBA	160	53
Installment loans to individuals	--	4
Total	297	379

Net charge-offs	454	305

Provision for loan losses charged to income	514	915

Allowance for loan losses at end of period	$4,609	$4,657

Based on an analysis performed by management at September 30, 2005 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

In second quarter 2003, the Company entered into an interest rate swap contract with a notional amount of $25 million to reduce the interest rate risk on certain variable rate loans. The interest rate swap changed the variable-rate cash flow exposure on a portion of the loan portfolio to fixed rate cash flows. This swap is currently designated as a hedge instrument against those cash flows and, therefore, any fluctuations in fair value of the interest rate swap, to the extent that the hedge relationship has been effective, are recorded as an adjustment to accumulated other comprehensive income (loss). At September 30, 2005, the fair value of this interest rate swap was a loss of $854 thousand. This swap matures on July 31, 2008.

14 of 24

Liquidity and Capital Adequacy

Liquidity fluctuated during the first quarter of 2005 as temporary deposits at December 31, 2004 allowed for the reduction of wholesale borrowings as the loan portfolio, federal funds sold, and the investment security portfolio declined during that time period. During April 2005, the majority of the temporary deposits from fourth quarter 2004 were reduced and another large balance of maturing certificate of deposits for one specific customer were withdrawn, necessitating additional usage of wholesale borrowings in the second quarter. During the third quarter 2005, deposit growth enabled the Company to reduce these borrowings back to the level present at December 31, 2004. Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements.

Stockholders' equity of the Company increased to $36.0 million at September 30, 2005 compared to $34.6 million at December 31, 2004. This is due to earnings in excess of dividends paid with a decrease in accumulated other comprehensive income.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of stockholders' equity less certain intangible assets. The Bank's Tier 1 leverage ratio was 8.84% at September 30, 2005 compared to 8.19% at year-end 2004. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2005, the Bank had a risk-weighted total capital ratio of 13.82% and a Tier 1 risk-weighted capital ratio of 12.57%, an increase from year-end 2004 ratios of 13.12% and 11.87%, respectively. The increase was mainly due to earnings improving the Bank’s capital position.

Commitments and Contractual Obligations

In addition to the Company's contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at September 30, 2005 was approximately $44 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

15 of 24

The following table is a summary of the Company's commitments to extend credit and commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years
Demand and savings deposits	$206,000	$-	$-	$-	$-	$-
Time deposits	183,864	41,437	3,498	1,563	4,348	87
Federal Home Loan
Bank advances	15,000	10,000	-	-	-	-
Other borrowed funds	8,797	-	-	-	-	-
Commitments to customers under lines of credit	44,458	-	-	-	-	-
Commitments underlease agreements	1,406	1,284	938	878	845	2,334
Long-term debentures	-	-	-	-	-	12,000
	$459,525	$52,721	$4,436	$2,441	$5,193	$14,421

16 of 24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

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

17 of 24

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
None

ITEM 5.	Other Information - Not Applicable

ITEM 6.	Exhibits

Exhibit 31. 1
Certifications of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1
Certifications of Chief Executive Officer and Chief Financial Officer

18 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Chief Financial Officer

DATE	November 10, 2005

19 of 24

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of theSarbanes-Oxley Act of 2002 (the "Act")	22-23
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Act	24

20 of 24