Form 10-K
period 2005-12-31
SUMMIT BANK CORP
filed 2006-03-08
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-21267

SUMMIT BANK CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Georgia	58-1722476
(State of Incorporation)	(I.R.S. Employer Identification No.)

4360 Chamblee-Dunwoody Road, Atlanta, Georgia	30341
(Address of principal executive offices)	(Zip Code)

(770) 454-0400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of June 30, 2005, the aggregate market value of the common stock held by persons other than directors and executive officers of the registrant was $58,331,467, as determined by reference to the quoted purchase price for the common stock on the Nasdaq National Market on June 30, 2005. As of March 3, 2006, there were 5,694,604 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
2005 Annual Report to Shareholders	Part II
Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this report including, without limitation, matters discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future local, national and international political and economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes and compliance;

•	international currency fluctuations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of the war on terrorism, and more specifically the U.S. led war in Iraq;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions, including our proposed acquisition of Concord Bank, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of allowances for loan losses.

All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this report. We do not intend to update or revise, and assume no responsibility for updating or revising, any forward-looking statements contained in, or incorporated by reference into, this prospectus, whether as a result of new information, future events or otherwise.

PART I.

Item 1. Business.

General

We were organized as a Georgia corporation on October 15, 1986 to become a bank holding company by acquiring all the outstanding common stock of The Summit National Bank (“Summit Bank”) upon its formation. Summit Bank commenced business on March 10, 1988, and our primary activity since then has been the ownership and operation of Summit Bank.

Summit Bank is a national banking association organized under the laws of the United States. Summit Bank engages in commercial banking from its main office and seven branch offices, four of which are located in its primary service area of northern metropolitan Atlanta, Georgia. A fifth office is a limited service branch office located in the south Atlanta area. Two additional branch offices are located in San Jose and Fremont, California, and we maintain a loan production office in San Diego, California. We also have a representative office in Shanghai, China. We announced in December 2005 the signing of a definitive agreement to purchase Concord Bank, a national bank with one office in Houston, Texas. All of these offices, including Concord Bank, are in ethnic communities that are very similar to part of our Atlanta primary service area. We seek to serve four principal markets:

•	individuals, professionals and small to medium-sized businesses in Summit Bank’s primary service areas;

•	ethnic communities located in our primary service areas, including businesses operated by members of such communities;

•	individuals, professionals and businesses in our primary service areas requiring our international financial services offered, including letters of credit, wire transfers and documentary collections; and

•	foreign corporations and individuals requiring international private banking and other specialized banking services in the Atlanta metropolitan area and in San Jose and Fremont, California.

We believe these identified markets continue to provide significant growth opportunities for us. We offer these markets a variety of traditional and specialized banking services and emphasize personal service, cultural sensitivity and accessibility of management.

Market Areas

We seek an entrepreneurial customer base, including individuals, professionals and small to medium-sized businesses in our markets. Our strategy targets the growing multi-ethnic populations in major U.S. cities, including Atlanta, Georgia; San Jose, California; San Diego, California and through our pending acquisition of Concord Bank, Houston, Texas. We are the largest community bank headquartered in Atlanta, Georgia with this particular focus. We believe our customers can benefit from our diverse workforce and understanding of multiple cultures and markets. We offer multi-lingual services to our customers primarily in English, Chinese, German, Korean, Spanish and Vietnamese, but also provide services in other languages.

We conduct business through our five full-service and one limited-service banking offices in the Atlanta metro area and two branches in the San Francisco South Bay/San Jose area, where we focus on the multi-ethnic population of these cities. Our full-service offices are located in business areas where many of the businesses are owned by immigrants and other minority groups. Our client base reflects the multi-ethnic composition of these communities. Approximately 80% of our deposits are in the Atlanta metropolitan statistic area (“MSA”) with the remaining 20% in California in the San Francisco and San Jose MSAs.

The following table shows our deposit market share by zip codes of operation in the states of Georgia and California. The data was compiled for each zip code in which we have a banking office and is aggregated by state.

Deposit Market Share

by Summit’s zip codes of operations – Georgia

Rank	Institution	Deposits ($000)	Mkt. Share %	Branches
1	Wachovia Corp. (NC)	1,652,008	30.66%	16
2	SunTrust Banks, Inc (GA)	1,011,538	18.77	17
3	Bank of America Corp. (NC)	777,877	14.44	11
4	Flag Financial Corp. (GA)	512,222	9.51	3
5	Summit Bank Corp. (GA)	322,640	5.99	5

Deposit Market Share

by Summit’s zip codes of operations – Georgia

Rank	Institution	Deposits ($000)	Mkt. Share %	Branches
6	Community Financial Holding (GA)	229,110	4.25	1
7	Fidelity Southern Corp. (GA)	161,410	3.00	2
8	BB&T Corp (NC)	146,125	2.71	5
9	Colonial BancGroup Inc. (AL)	101,541	1.88	2
10	PB Financial Services Corp. (GA)	99,335	1.84	1

Source: SNL Financial Deposit data as of 6/30/05

Deposit Market Share

by Summit’s zip codes of operations – California

Rank	Institution	Deposits ($000)	Mkt. Share %	Branches
1	Bank of America Corp. (NC)	645,512	37.41	4
2	Wells Fargo & Co. (CA)	394,055	22.83	3
3	Citigroup, Inc. (NY)	149,476	8.66	2
4	Golden West Financial (CA)	124,369	7.21	1
5	Fremont Bancorp (CA)	106,922	6.20	2
6	Summit Bank Corp. (GA)	86,184	4.99	2
7	Downey Financial Corp (CA)	74,697	4.33	1
8	UCBH Holdings Inc. (CA)	47,453	2.74	1
9	Cathay General Bancorp (CA)	46,760	2.71	1
10	California Pacific Bank (CA)	26,102	1.51	1

Source: SNL Financial Deposit data as of 6/30/05

Asian-American Markets

One of our principal target markets is the Atlanta Asian-American population, consisting principally of members of the Asian-Indian, Chinese, Korean and Vietnamese communities. The 2000 U.S. census indicated that the Atlanta Asian-American population exceeded 170,000 people, with the majority of this population located in northern metropolitan Atlanta, including parts of DeKalb, Gwinnett, Fulton and Cobb counties. Through our branches in San Jose, we also target the significant population of Asian-American individuals and businesses in the San Francisco South Bay/San Jose market.

We believe the locations of our main office and Atlanta branch offices are convenient to a large number of Asian-Americans. At year-end 2005, approximately 60% of our Atlanta customers were Asian-American. Vietnamese individuals comprise the majority of our San Jose Tully Road branch customers and our Fremont branch customers are mostly Chinese-Americans. Following our pending acquisition of Concord Bank, we will increase our Chinese-American customer base, as a significant portion of Concord Bank’s customers are also Chinese-American.

We believe the Asian-American community has a high savings rate, low unemployment and a commitment to economic advancement through education and hard work. We believe this culture creates opportunities for us to serve this community’s small owner-operated businesses. In addition, a significant percentage of Asian-Americans in our market are constrained in their current use of banking services at other financial institutions by language and other cultural barriers. To address this issue, we provide a multi-lingual staff with ethnic backgrounds tailored to each local market’s demographics. We emphasize cultural sensitivity and understanding in our interactions with customers and strive to provide a familiar, accessible and professional environment for our clientele. We also offer significant expertise in lending to businesses typically owned and operated by members of the Asian-American community.

Latin-American Markets

We also target the growing Latin-American market in Atlanta, which increased by more than 400% from 1990 to 2000 according to the U.S. Census. This market is centered in southern Gwinnett County and has expanded in recent years to northern DeKalb County, northern Fulton County and southern Atlanta. Our Latin-American customer base has reflected this trend. When we established our Peachtree Corners branch in 2000, our Latin-American customer base was primarily located near this branch. Since then, however, our Latin-American customer base has dispersed more widely throughout our branch system.

Unlike many banks or branches that focus on Latin-American customers, we emphasize business lending, as opposed to mass retail lending. Our commercial loans in this market often involve owners of restaurants, landscaping services, music stores and shopping centers catering to the Latin-American community. We believe our specialized understanding of the needs of these businesses, coupled with our Spanish-speaking staff, cultural sensitivity and accessibility of senior management, enhances our competitive position.

International Services Market

We believe that a growing number of domestic businesses in our metropolitan areas (and, in particular, a growing number of small to medium-sized businesses) require our international banking services. While a number of the large financial institutions operating in our markets offer such services, they are typically offered from international banking departments located in central office facilities or from an out-of-state location. Frequently, personnel in the branch facilities of these larger institutions are not trained to address these specialized needs. We believe that we have penetrated, and will be able to further penetrate, this market by providing businesses with convenient access to personnel specially trained to provide international services. We operate a representative office in Shanghai, China to facilitate international documentary transactions for our domestic customers with Chinese banks and to assist domestic customers in their international trade transactions with Chinese entities.

We do not engage in off-shore buyer financing or cross border lending. Occasionally, we discount drafts arising from time letters of credit for selected banks under approved facilities. We believe the commercial and political risks of these activities are acceptable based on our assessment of available information on the banks and the respective countries. As of December 31, 2005, we had approximately $226,000 outstanding under such facilities.

In addition to domestic businesses requiring international banking services, we believe that a growing number of foreign businesses in Atlanta, along with their executives and employees, frequently require the international banking services we provide. Foreign nationals doing business in the U.S. are often unfamiliar with U.S. banking practices. We have personnel with the language and cultural skills suited to serve this clientele. We further believe our managers’ international banking experience, along with our directors’ and executive officers’ contacts in the international and domestic business communities, enhances our ability to compete in this target market.

Business Strategy

We expect to grow our business and increase our profitability by employing the following strategies:

Deliver Superior Relationship Banking to Entrepreneurial Customers. We want to be the best bank in our markets for owner-managed businesses, including ethnic businesses. We believe we understand what small businesses need in order to grow, and therefore can foster a supportive environment to help them achieve their business goals. Toward this end, we offer a variety of government-guaranteed loans under the United States Small Business Administration (the “SBA”) program and have significant expertise in lending to a variety of industries within our market areas. We also offer our customers a variety of services other than commercial lending, including international trade finance, letters of credit, consumer loans and a variety of deposit products.

We believe our friendly service, coupled with knowledgeable and experienced staff, allow us to strengthen customer relationships. We also build customer loyalty through management accessibility, local decision-making, cultural sensitivity and responsiveness. We believe this loyalty provides us with a competitive advantage.

Cater to the Needs of Ethnic Communities. We aim to be a multicultural organization that serves the needs of the multi-ethnic populations of our communities, including our mainstream customers. We want to bridge the immigrant and mainstream perspective by breaking down the language and cultural barriers faced by immigrants. We offer a multilingual staff that has first hand knowledge of different communities and cultures. Our employees speak over two dozen languages, with over half being fluent in at least two languages. We value diversity and this is reflected in the composition of our Board of Directors, which is ethnically diverse and active in the ethnic communities that we serve.

We have significant expertise in lending to the types of businesses typically owned and operated by Asian-Americans and Latin-Americans in our market areas. For example, Asian-American businesses often involve local retail trade, such as convenience stores, restaurants, food stores and liquor stores, while Latin-American businesses often consist of restaurants, landscaping services, music stores and shopping centers catering to Latin-American customers. Our loan portfolio reflects our experience in lending to these types of businesses, with approximately 35.8% of our portfolio at December 31, 2005 consisting of loans to borrowers in the convenience store, restaurant, food store and liquor store industries and approximately 35.1% consisting of commercial real estate loans, many of which are secured by local shopping centers owned by members of these ethnic groups.

We also cater to the needs of our target customers by customizing the services offered at each of our branches to conform to the local ethnic community it serves. Our staff at each of our locations reflects its local market demographics. While each of our full-service banking offices provides a full complement of banking services, each of our branches has a particular focus. For example, our main office focuses on international trade finance for domestic customers and is primarily a mainstream office. Our Asian Banking Center and Peachtree Corners branch in Atlanta cater to both the Asian-American and Latin-American communities. Our Park Village branch in Atlanta focuses on the emerging demographic shift of Chinese and Korean businesses into the northern Gwinnett County area, and our Vinings branch offers private banking services to German citizens typically residing in Atlanta for business reasons. In San Jose, our Fremont branch caters primarily to the Chinese community, while our Tully Road branch caters primarily to the Vietnamese community. By tailoring each of our branch services and staff to their local ethnic communities, we believe we enhance our competitive position in each of our market areas.

Increase Our International Banking Services. In the upcoming year, we intend to emphasize our international banking products and capabilities. We believe there are few other banks in our markets that offer similar services or make international trade decisions locally and as quickly as we do. Our international banking services, which we offer to our domestic customers, include inbound and outbound international fund transfers, documentary collections, import and export lines of credit and bankers acceptances. Many of our customers engage in import/export activities and require financing for inventory, receivables or general working capital.

In 2004, we opened our representative office in Shanghai, China, which allows us to capitalize on our international trade services for our domestic customers through a network of over 400 banks worldwide. Our Shanghai representative office provides a point of contact in China for our domestic customers who engage in international trade. The office is staffed with an individual representative and an assistant and does not accept loans or deposits or otherwise engage in banking activities. Instead, our representative cultivates relationships with other banks that are positioned to meet our customers’ needs, introduces our customers to these banks and serves generally as a resource for our customers who do business in China.

Expand Our Products and Services to Meet the Needs of our Diverse Customer Base. We continually seek to expand our financial products and services to meet the needs of our customers. We strive to provide the product offerings of larger banks but with a community feel. We offer commercial loans and, to a lesser extent, consumer loans, to our customers. In addition, we offer international trade finance for domestic customers, private banking services and the services of our Shanghai representative office to support our multi-ethnic customer base. In 2006, we plan to provide to our domestic customers a web-based international trade program that will enable them to access account information, request letters of credit, review and track applications and obtain buyer and supplier information via the internet. We believe the ease of access and increased customer exposure to our international banking services will position us for an increase in our volume of business and service fees in this area.

Improve Core Profitability. We intend to continue to grow our earnings through improvements in net interest income and noninterest income, such as fee income. In 2005, net interest income increased by 13.0% as compared to 2004, and while noninterest income declined slightly by 4.1%, fees from international trade finance services increased by 27.6%. We believe that highlighting our international business expertise and Shanghai presence will continue to improve our fee income in the future. In addition, our focus on increasing core deposits will help to keep our cost of funds low. In 2005, we focused on making our balance sheet more efficient by decreasing our dependence on high-cost funding for loans. We believe by de-leveraging the balance sheet that we are in a position to reap the benefits of a rising rate environment and maintain flexibility to take advantage of future expansion opportunities. By managing our balance sheet, we believe we can adapt more readily to changes in the interest rate environment and maximize earnings and value for our shareholders. We plan to continue to emphasize this flexibility as we respond to further economic developments in the future.

Maintain Excellent Asset Quality. We consider credit quality to be of primary importance and have taken measures to ensure that we consistently maintain excellent asset quality through our strong credit culture, extensive underwriting procedures and regular loan review. For example, we generally require our commercial mortgage loans to be collateralized by well-managed income-producing property with adequate margins and guaranteed by owners or other responsible parties. We give careful consideration to operating histories and projections and other data regarding the property and the borrower and analyze cash flows and collateral value on an ongoing basis. Any loan over $100,000 is evaluated by our management loan committee, which may approve loans up to $1.0 million. Loans in amounts of $1.0 million up to $2.5 million are approved by our management loan committee plus members of our Board of Directors who are not insiders. Finally, loans for amounts from $2.5 million up to our legal lending limit must be approved by our Board of Directors. As of December 31, 2005, our nonperforming assets were 0.33% of total loans, and our net charge-offs to average loans were 0.16% for 2005. Our allowance for loan losses to total loans was 1.27% at December 31, 2005. See “—Lending Activities” for additional information.

Banking Services

We offer the full range of deposit services typically offered by most banks and other financial institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. We tailor our transaction accounts and time certificates to pay rates that are competitive with those offered in the area. We also offer Individual Retirement Accounts and solicit accounts from individuals, businesses, associations, and government entities. All deposits are insured by the FDIC up to the maximum amount of $100,000 per deposit account.

We offer a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. We also offer government guaranteed loans under the SBA loan program, including Section 7(a) and Section 504 loans and export revolving lines of credit. After originating a guaranteed loan, we may sell the guaranteed portion (approximately 75% of the balance of the loan) for a gain on the sale of the portion of the loan sold. In addition, we retain the servicing rights to these loans, which continue to generate servicing income to us on the portion sold. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Lending Activities

We make loans to small and medium-sized commercial businesses and extend international trade lines of credit to domestic customers. A portion of our commercial loans are government-guaranteed loans to small businesses under the SBA program. We also make consumer loans, but these loans comprise a relatively small portion of our loan portfolio.

Our loan portfolio at December 31, 2005 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(In thousands)
Commercial, financial and agricultural	$86,051	24.0%
Real estate - construction	20,019	5.6
Real estate - mortgage (primarily commercial)	251,989	70.4
Installment loans to individuals	969	0.3
Less: Unearned Income	(1,042)	(0.3)

Total	$357,986	100.0%

In addition, we have entered into contractual commitments, via lines of credit and standby letters of credit, to extend approximately $46 million in credit as of December 31, 2005. We use the same credit policies in making these commitments as we do for our other loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations.”

Commercial, Financial and Agricultural Loans. This portion of our portfolio consists of commercial loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing and letters of credit. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. The risk in commercial loans is generally due to the type of assets collateralizing these loans. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees. Commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

Real Estate – Construction. Construction loans generally are secured by first liens on real estate and have floating interest rates. They involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Real Estate – Mortgage. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income-producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flows from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 25-year period with balloon payments due at the end of three to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.

In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.

Consumer. We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal hardships.

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans between our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier I capital. At December 31, 2005, our legal lending limit was approximately $7.5 million. In addition, we have established an internal limit of $7 million for each lending relationship. Any loan over $100,000 is evaluated by our management loan committee, which may approve loans up to $1.0 million. Loans in amounts of $1.0 million up to $2.5 million are approved by our management loan committee plus members of our Board of Directors who are not insiders. Finally, loans for amounts from $2.5 million up to our legal lending limit must be approved by our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Types of Borrowers. We classify our borrowers as follows, with the amounts and percentages shown representing loans outstanding at December 31, 2005.

Type of Borrower	Dollar Amount ($000s)	Percent of Portfolio
Retail trade(1)	$128,078	35.8%
Commercial real estate(2)	125,806	35.1
Services(3)	42,967	12.0

Wholesale trade	32,434	9.1
Religious institutions	13,019	3.6
Commercial construction	4,102	1.2
Manufacturing(4)	3,913	1.1
Individuals	3,712	1.0
All other	3,955	1.1

Total	$357,986	100.0%

(1)	Includes convenience stores, restaurants, food markets, liquor stores, telecommunications, drug stores, beauty stores and other retail establishments.

(2)	Includes owners of office buildings, shopping centers, apartment buildings, warehouses and owner-occupied commercial real estate.
(3)	Includes insurance agencies, laundry services, health care providers, financial services, hotels, automotive services, educational services and shipping and other services.
(4)	Consists principally of manufacturers of durable goods.

Concentrations. At December 31, 2005, we had total credit exposure of $128.1 million to borrowers in the retail trade industry, representing approximately 35.8% of our total loans outstanding as of that date. Additionally, approximately $125.8 million, or 35.1%, of our loans outstanding were to owners of office buildings, shopping centers, warehouses and other forms of commercial real estate. If these industries experience an economic slowdown, our borrowers in these industries could become unable to perform their obligations under their loan agreements. This could negatively affect our earnings and cause the value of our common stock to decline. We mitigate this risk by obtaining U.S. government guarantees under the SBA loan program for a majority of these loans and through in-depth economic analyses of the applicable industries.

Allowance for Loan Losses. There are certain risks in making all loans. A principal economic risk in making loans is the creditworthiness of the borrower. Other risks in making loans include the period of time over which loans may be repaid, changes in economic and industry conditions, circumstances unique to individual borrowers and uncertainties about the future value of any collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions and other lending risks and our regular reviews of delinquencies and loan portfolio quality. Our allowance for loan losses was $4.6 million at December 31, 2005, representing 1.27% of total loans. The determination of the allowance is subjective and is based on management’s judgment regarding factors affecting loan quality, assumptions about the economy and other factors. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Other Services

In addition to deposit and loan services, our other domestic services include 24-hour multilingual telephone banking, Internet banking, cash management services, investment sweep accounts, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. We are a member of the STAR, CIRRUS and EXCHANGE ATM networks. These ATM networks are used by our customers in major cities throughout Georgia and California and in various other cities in the U.S. and worldwide. The ATM located at our Asian Banking Center, located at 3490 Shallowford Road in Atlanta, Georgia, also offers multi-lingual screens for Asian-American patrons. We offer both VISA and MasterCard credit cards to our customers through a third party vendor.

The international banking services we provide to our domestic customers include inbound and outbound international funds transfers, documentary collections and import and export letters of credit. In addition, we offer private banking services to qualified foreign individuals and corporations establishing business operations in Atlanta. These specialized private banking services include bill paying, statement and mail holding, currency exchange, international funds transfers and personal lines of credit (including credit card services).

In addition, our private banking group, which is based at our Vinings branch in Atlanta, assists executives living in the U.S. with personal banking services. Most of this group’s customers are German citizens who manage or own subsidiaries or operational arms of European-headquartered businesses. These services include general banking services and introductions to providers of correspondent financial services and our general business contacts in international trade markets. We do not offer personal or corporate trust services (other than retirement custodial services for IRAs and similar plans).

Competition

We conduct business principally through branches in our market areas, which include Atlanta, Georgia and the San Francisco South Bay/San Jose areas in California. Our recently announced acquisition of Concord Bank will provide us with a presence in Houston, Texas, and we recently opened a loan production office in San Diego, California. Both Concord Bank and our loan production office are proximate to the growing Asian-American communities in those cities.

In each of our market areas, we compete in four principal areas of our business: the provision of banking services to one or more specific ethnic groups, international trade, business banking and SBA lending. Our ethnic bank competitors are ethnic-focused banks of all sizes, ranging from large international banks to local community banks. We believe we compete effectively with the large ethnic banks based on our local decision-making and the accessibility of our senior management team and that we compete with ethnic-focused community banks based on the variety of sophisticated services we offer and our ability to serve customers from many different ethnic backgrounds. In the international trade area, we compete with the international departments of ethnic banks and national and regional banks offering international services. We believe our competitive advantage in this area is based principally on our responsiveness, familiarity with our local market areas and ability to make decisions locally. Our principal business banking competitors are independent community banks with a commercial focus and the business banking groups of larger banks, and our competitive advantages in this area are generally the same as those in the ethnic banking area. Finally, in SBA lending we compete principally with loan production offices of out-of-state banks, and our competitive advantage is based principally on our local decision-making, ability to offer a variety of other products and services and familiarity with small business operations in our market areas.

We also compete generally in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally. Many of our competitors compete with offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. We believe our office locations, types and quality of services and products, customer service, local presence, understanding of diverse markets and cultures, community reputation and continuity of personnel are also important factors that enhance our general competitive position.

Many of our competitors have offices in our market areas. These institutions include many of the largest banks operating in Georgia and California, including some of the largest banks in the country. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on the factors described above.

SUPERVISION AND REGULATION

Summit and Summit Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Summit

Because we own all of the capital stock of Summit Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for three years. Because Summit Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Act Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the U.S. if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

In order for Summit to qualify to become a financial holding company, Summit Bank and any other depository institution subsidiary of Summit is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for Summit Bank and to commit resources to support Summit Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Summit Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Summit Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Summit National Bank

Because Summit Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (OCC). The OCC regularly examines Summit Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because Summit Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. Summit Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main office is located. Under Georgia law, Summit Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, Summit Bank may acquire branches of existing banks located in Georgia. Summit Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Summit Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Summit Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the U.S. military.

Summit Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Summit Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Summit and Summit Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Summit, and the OCC, in the case of Summit Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Summit Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier I Capital and Tier II Capital. Tier I Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier I Capital must equal at least 4% of risk-weighted assets. Tier II Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier II Capital is limited to 100% of Tier I Capital. At December 31, 2005 our ratio of total capital to risk-weighted assets was 14.12% and our ratio of Tier I Capital to risk-weighted assets was 12.91%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.37%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Anti-Terrorism and Money Laundering Legislation

Summit Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act) as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Summit Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

On January 17, 2006, we consented to the issuance of a consent order from the OCC that requires us to improve our compliance and operations infrastructure with respect to the BSA. The OCC did not impose any fine or civil money penalty in connection with this action. As part of the consent order, we agreed to strengthen our BSA internal controls, including the appointment of a compliance committee and the development and implementation of enhanced policies and procedures for BSA compliance; to enhance our programs and controls for customer identification and Suspicious Activity Reporting; to enhance our BSA audit functions; and to improve employee training relating to the detection and prevention of money laundering. We have designated a full-time BSA compliance officer to help us develop policies and procedures to improve our BSA compliance and have retained an outside consultant to present training programs on BSA compliance to our employees.

Payment of Dividends

We are a legal entity separate and distinct from Summit Bank. The principal sources of our cash flows, including cash flows to pay dividends to our shareholders, are dividends that Summit Bank pays to us, as we are the sole shareholder of Summit Bank. Statutory and regulatory limitations apply to Summit Bank’s payment of dividends to us as well as to our payment of dividends to our shareholders.

Summit Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by Summit Bank’s Board of Directors in any year will exceed (1) the total of Summit Bank’s net profits for that year, plus (2) Summit Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by Summit and Summit Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

In addition, the OCC may require, after notice and a hearing, that Summit Bank stop or refrain from engaging any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

Summit and Summit Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Summit Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Summit and Summit Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Summit Bank is also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the U.S. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Employees

As of February 1, 2006, we had 127 full-time equivalent employees. We anticipate additional hiring in 2006 only for normal organic growth. The employees are not part of any collective bargaining agreement and we consider employee relations to be good.

Item 1A. Risk Factors.

An investment in our common stock involves risks. Before making an investment decision, investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and investors may lose all or part of their investment

Risks Related to Our Business

If we do not promptly and successfully complete our acquisition of Concord Bank and integrate it and its internal controls into our business, we may not realize the expected benefits from the acquisition.

On December 8, 2005, we entered a binding contract to acquire Concord Bank. The acquisition is contingent upon conditions that may occur on a delayed basis or not at all. As a result, the closing of the acquisition may not occur in the timeframe that we expect, and it is possible that the closing may not occur at all. A delayed closing will set back our efforts to integrate Concord Bank’s business with ours and to expand our business into the Houston market. If we are unable to close the acquisition, we will have diverted resources away from pursuits that would have proved ultimately to be more beneficial to our business.

In addition, if we consummate the transaction, we may encounter unforeseen expenses as well as difficulties and complications in integrating Concord Bank’s operations with our overall operations. We expect to maintain most of Concord Bank’s key customers and personnel and integrate Concord Bank’s systems and procedures into ours with minimal cost and diversion of management time and attention. If we are unable to integrate Concord Bank in a timely manner, or if we experience disruptions with Concord Bank’s customer relationships or departures in Concord Bank’s key personnel, the anticipated benefits of the acquisition of Concord Bank may not be realized and our results of operations may be adversely affected. Pursuant to the merger agreement, if we do not consummate this transaction by April 30, 2006, either party has the right to terminate the merger.

If the value of real estate in our primary market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 76% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because of our geographic concentrations, a decline in the local economic conditions of any of our primary market areas may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

We have a concentration of credit exposure to borrowers in the retail trade industry and to small to medium-sized businesses.

At December 31, 2005, we had total credit exposure of approximately $128.1 million to borrowers in the retail trade industry, representing approximately 35.8% of our total loans outstanding as of that date. Our borrowers in this industry consist principally of convenience stores, restaurants, food stores and liquor stores. If these lines of business experience an economic slowdown, our borrowers in these businesses could become unable to perform their obligations under their loan agreements. This could negatively affect our earnings and cause the value of our common stock to decline.

Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our primary market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to these businesses. At December 31, 2005, commercial loans accounted for approximately 99% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses. Consequently, their ability to repay their loans may deteriorate, which would adversely affect our results of operations and financial condition.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2005, we had approximately $125.8 million in loans to borrowers in the commercial real estate industry, representing approximately 35.1% of our total loans outstanding as of that date. The real estate consists primarily of office buildings and shopping centers and also includes apartment buildings, owner-occupied properties and warehouses. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. They are also typically larger than residential real estate loans and consumer loans and depend on the cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our international banking services involve risks presented by economic and political volatility.

For the year ended December 31, 2005, interest income and fees from international banking services represented approximately 8% of our revenues and increased by 47% as compared to 2004. These fees are subject to volatility resulting from global economic and political uncertainties. Additionally, our international banking fee income typically increases as volume in international trade by our clients increases. As a result, events such as terrorist attacks, military actions, natural disasters and changes in laws or regulations governing cross-border transactions could decrease international trade activity and reduce our fee income. Given our emphasis on providing international banking services for our domestic customers, such events may have greater impact on us than on other community banks.

We are subject to a recent consent order from the OCC relating to our compliance with the Bank Secrecy Act (“BSA”). If the OCC finds that we continue to experience deficiencies in our BSA compliance, it could restrict our activities, impose civil money penalties or place limitations on the conduct of our business that could have a material adverse effect on us.

On January 17, 2006, we consented to the issuance of a consent order from the OCC that requires us to improve our compliance and operations infrastructure with respect to the BSA.

As part of the consent order, we agreed to strengthen our BSA internal controls, including the appointment of a compliance committee and the development and implementation of enhanced policies and procedures for BSA compliance; to enhance our programs and controls for customer identification and Suspicious Activity Reporting; to enhance our BSA audit functions; and to improve employee training relating to the detection and prevention of money laundering. We have incurred approximately $70,000 in additional expenses related to these activities and expect to incur similar expenses in connection with this regulatory action in the future. If the OCC finds that we continue to experience deficiencies in our BSA compliance, it could restrict our activities, impose civil money penalties, or place limitations on the conduct of our business that could have a material adverse effect on us. If the OCC continues to pursue regulatory action against us, our reputation could deteriorate.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. We also compete with locally-based “niche” banks that serve the Asian-American and other ethnic communities in our primary market areas. These banks are more established in the communities they serve and may be more familiar to local residents. We may have a competitive disadvantage compared to these banks because of our lack of familiarity with the local markets.

We compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions, and we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide.

Our business could be harmed if we lose the services of any of our senior management team and are unable to recruit or retain a suitable replacement.

We believe that our success to date and our prospects for future success depend significantly on the efforts of our senior management team, which includes Pin Pin Chau, our Chief Executive Officer; David Yu, our President and Chairman of the Board of Summit Bank; Thomas J. Flournoy, our Chief Financial Officer; and H. A. Dudley, Jr., Executive Vice President and Chief Lending Officer of Summit Bank. We do not have an employment agreement with these officers or with any of our employees.

Therefore, they are free to terminate their employment with us at any time, and we could have difficulty replacing our officers with equally competent persons who are experienced in the specialized aspects of our business. The loss of the services of any of these persons could have an adverse effect on our business. In particular, Ms. Chau has announced her intention to retire in 2007, and we may not be successful in identifying or retaining a chief executive officer with the skills necessary to lead our company successfully.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock.

We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. Following the consummation of our acquisition of Concord Bank, we will include its internal controls in this process and intend to integrate them with ours. As part of this process, we will perform the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Assuming we complete our current offering during the first or second quarter of 2006, we may be required to begin complying with Section 404 as early as the current fiscal year; however, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, certain control deficiencies. If we fail to satisfy the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or the Nasdaq National Market. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

We face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the delays between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

•	we may not be able to finance an acquisition without diluting our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience;

•	we may introduce new products and services into our business with which we have no prior experience; and

•	we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation:

•	the loss of key employees and customers; and

•	the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.

Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. If we have difficulties with an integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We may not be able to expand our market presence in our existing markets or enter new markets successfully, and such expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our expansion plans may require us to raise additional capital in the future, but that capital may not be available when it is needed or may be available only on unfavorable terms that could have a material adverse effect on our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As a result, we may from time to time need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. Alternatively, we may be able to raise capital only by issuing debt on unfavorable terms to us that could have a material adverse effect on our financial condition and results of operations.

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.

Our success depends upon the growth in population, income levels and deposits in our primary market areas. If the communities, and more specifically the ethnic communities, in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in our primary market areas is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur. See “Business — Market Areas.”

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. Various factors, such as poor economic conditions, changes in interest rates, regulatory and legislative considerations and competition may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 34% of our fully diluted outstanding common stock as of January 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause Summit to take actions with which shareholders do not agree or that are not beneficial to shareholders.

Antitakeover provisions of our articles of incorporation may increase the control by current directors in a way that shareholders do not favor.

Certain provisions of our articles of incorporation may be deemed to have the effect of making an acquisition of control of our company more difficult when attempted in a transaction not approved by our Board of Directors. Our articles of incorporation authorize the issuance of “special stock” with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue special stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In the event of such issuance, the special stock could also be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we do not currently intend to issue any shares of special stock, we may issue such shares in the future.

Our articles of incorporation also provide that the Board of Directors will be divided into three classes serving staggered three-year terms and that a director may only be removed for cause upon a 66 2/3% vote of our shareholders. These provisions could enable a minority of our shareholders to prevent the removal of a director sought to be removed by a majority of the shareholders and may tend to enhance management’s ability to retain control over our affairs and to preserve the director’s present position on the board.

Finally, our articles of incorporation require approval by at least 66 2/3% of our shareholders of a merger or consolidation with, or sale of at least 20% of our assets to, another entity if that entity and its affiliates beneficially own more than five percent of our then-outstanding shares of common stock. This special voting requirement will not apply, however, to a transaction approved by at least 80% of our directors. This provision makes it more difficult for a potential acquiror to acquire us without significant support from our Board of Directors. Amendment of any of the provisions of our articles of incorporation requires the vote of at least 66 2/3% of our shareholders.

Risks Related to Our Industry

Changes in the interest rate environment could reduce our profitability.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our earnings and financial condition. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Even if rates remain constant, a decrease in the percentage of our deposit base consisting of non-interest-bearing deposits could adversely affect our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, may not prevent unexpected losses that could materially adversely affect our results of operations. See “Business—Lending Activities.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be inaccurate due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $4.6 million, or 1.27% of loans, as of December 31, 2005.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our bank subsidiary is primarily regulated by the OCC. Our compliance with Federal Reserve and OCC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq National Market that apply to us have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings. See “Business—Supervision and Regulation.”

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides information about our properties:

Location	Owned/ Leased	Lease Expiration	Square Footage
Atlanta, Georgia

Main office 4360 Chamblee-Dunwoody Rd.	Leased	2007 (1st floor) 2010 (3rd floor)	23,475

Asian Banking Center 3490 Shallowford Rd.	Owned	—	18,000

Vinings Branch 2727 Paces Ferry Rd.	Leased	2007	5,266

Peachtree Corners Branch 3280 Holcomb Bridge Road	Leased	2010	2,500

Deposit Processing Center* Phoenix Blvd.	Leased	2009	2,706

Location	Owned/ Leased	Lease Expiration	Square Footage
Park Village Branch 2540 Pleasant Hill Rd.	Leased	2015	4,800

San Jose, California

San Jose Branch 1648-A Tully Rd.	Leased	2019	3,570

Fremont Branch 46615 Mission Blvd.	Leased	2008	5,092

San Diego, California

Loan Production Office 12707 High Bluff Dr.	Leased	Nov. 2006	170

*	We anticipate closing this limited-service location during 2006.

Additionally, Concord Bank owns its main office in Houston, Texas and does not have any other branches. It does, however, own a parcel of land in Houston that we may develop as a branch site in the future, assuming completion of the acquisition.

Item 3. Legal Proceedings.

We are involved in no material legal proceedings, other than ordinary routine litigation incidental to our business. Our management does not believe that such legal proceedings, individually or in the aggregate, are likely to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security-Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security-holders, through the solicitation of proxies or otherwise.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq National Market under the symbol “SBGA.” As of March 7, 2006 there were 5,694,604 shares of our common stock outstanding, held by approximately 334 holders of record. The par value of our common stock is $0.01 per share. Additionally, there are an estimated 1,138 shareholders who hold shares in various brokerage and investment accounts.

The following table sets forth for the periods indicated the high and low sale prices (adjusted for stock splits) for our common stock as reported by the Nasdaq National Market and the cash dividends paid per share on our common stock during each quarter.

	High	Low	Cash Dividends Per Share
2006
First quarter*	$16.49	$14.60	$0.10

2005
Fourth quarter	$16.70	$14.10	$0.10
Third quarter	15.28	13.65	0.10
Second quarter	16.30	13.25	0.10
First quarter	17.30	15.01	0.10

2004
Fourth quarter	$18.70	$16.25	$0.10
Third quarter	18.68	15.90	0.10
Second quarter	17.60	14.02	0.10
First quarter	16.98	10.90	0.10

*	Through March 7, 2006

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We paid cash dividends of $0.40 per share in each of 2005 and 2004. Although we currently plan to continue paying cash dividends on a quarterly basis, our dividend policy may change in the future. The declaration and payment of dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board of Directors’ consideration of other relevant factors.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2005, we had approximately $12.0 million of junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, or if we fail to comply with certain covenants under our loan agreements, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures and until we comply with the covenants under our loan agreements.

Our principal source of cash will be dividends paid by Summit Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. As of December 31, 2005, an aggregate of approximately $8.56 million was available for payment of dividends by Summit Bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of Summit Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See “Business—Supervision and Regulation—Payment of Dividends.”

During the fourth quarter of 2005, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Our selected consolidated financial data is presented below as of and for the years ended December 31, 2001 through 2005. The selected financial data presented below as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are derived from our audited consolidated financial statements and related notes included in this report and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the two years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements that are not included in this report. Our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 are included as exhibits to our annual reports on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004, March 28, 2003 and March 27, 2002, respectively. The per share financial data presented below has been adjusted to give effect to the 3-for-2 stock split in the form of a stock dividend effected on February 17, 2004.

	As of or for the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Total assets	$525,922	$547,708	$477,145	$402,860	$341,443
Investment securities	125,187	151,891	125,726	112,924	90,209
Loans	357,986	339,205	317,072	258,723	219,744
Allowance for loan losses	4,555	4,549	4,047	3,435	3,234
Deposits	438,232	434,453	368,599	317,426	294,924
Federal Home Loan Bank advances	20,000	25,000	25,000	20,000	10,000
Other borrowed funds	8,717	35,394	34,957	30,725	5,466
Long-term debentures	12,000	12,000	12,000	—	—
Shareholders’ equity	36,639	34,629	32,736	31,176	27,396

Income Statement Data:
Interest income	$31,261	$26,828	$23,648	$21,901	$23,539
Interest expense	10,274	8,260	7,145	8,099	11,074
Net interest income	20,987	18,568	16,503	13,885	12,587
Provision for loan losses	539	1,090	1,199	1,130	755
Net interest income after provision for loan losses	20,448	17,478	15,304	12,672	11,710
Noninterest income	3,633	3,790	3,829	4,940	3,062
Noninterest expense	15,583	13,737	12,211	11,808	11,002
Income before income tax expense	8,498	7,531	6,922	5,887	3,892
Income tax expense	2,386	2,378	2,100	1,743	1,280
Net income	6,112	5,153	4,822	4,144	2,612

Per Share Data:
Book value	$6.43	$6.09	$5.79	$5.51	$4.72
Basic earnings	1.07	0.91	0.85	0.74	0.44
Diluted earnings	1.07	0.91	0.85	0.74	0.44
Weighted-average shares outstanding—basic	5,694,222	5,686,563	5,652,604	5,636,904	5,905,365
Weighted-average shares outstanding—diluted	5,695,765	5,687,303	5,672,007	5,646,608	5,905,365
Dividends declared	$0.40	$0.40	$0.35	$0.27	$0.24
Dividend payout ratio	37.26%	44.15%	40.63%	36.36%	53.73%

Performance Ratios:
Return on average assets	1.16%	1.03%	1.11%	1.12%	0.80%
Return on average equity	17.36%	15.29%	15.09%	14.61%	9.65%
Efficiency ratio	63.30%	61.84%	60.35%	63.59%	71.43%
Net interest margin	4.31%	3.96%	4.10%	4.04%	4.18%
Average loans to average deposits	79.61%	83.37%	81.30%	78.56%	72.42%

Capital Ratios:
Average equity to average assets	6.67%	6.72%	7.38%	7.60%	8.31%
Tier I capital to risk-weighted assets	12.91%	12.41%	12.26%	10.23%	11.06%
Total capital to risk-weighted assets	14.12%	13.92%	14.09%	11.49%	12.31%
Tier I capital to average tangible assets	9.37%	8.56%	8.52%	7.04%	7.69%

Asset Quality Ratios:
Net loans charged-off to average loans	0.16%	0.18%	0.21%	0.38%	0.33%
Provision for loan losses to average loans	0.16%	0.33%	0.42%	0.47%	0.33%
Non-performing assets total loans and other real estate	0.33%	0.84%	0.12%	0.39%	0.21%
Allowance for loan losses to total loans	1.27%	1.34%	1.28%	1.33%	1.47%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to the 2005 Annual Report to Shareholders. See Exhibit 13.1, pages 1 through 20.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the 2005 Annual Report to Shareholders. See Exhibit 13.1, page 18.

Item 8. Financial Statements and Supplementary Data.

Incorporated by reference to the 2005 Annual Report to Shareholders. See Exhibit 13.1, pages F-2 through F-31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have a Code of Conduct that applies to all of our employees (including our principal executive, financial and accounting officers) and directors. A copy of the Code of Conduct is posted on our website at www.summitbk.com under “Investor Relations/Officers and Directors.” Additional information regarding our directors and executive officers is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

Item 11. Executive Compensation

Incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which our equity securities are authorized for issuance. All data is presented as of December 31, 2005.

Equity Compensation Plan Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	90,000	$15.04	589,409
Equity compensation plans not approved by security holders	—	—	—

Total	90,000	$15.04	589,409

Additional disclosure is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” heading in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the “Related Party Transactions” heading in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the “Independent Auditors” heading in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm thereon, appear in the excerpts from the 2005 Annual Report to Shareholders attached as Exhibit 13.1 to this report.

2.	Financial Statement Schedules – These are omitted as they are not required or are not applicable or the information is contained in the Consolidated Financial Statements.

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K). Our SEC file number for exhibits incorporated by reference is 0-21267.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger among Summit Bank Corporation, The Summit National Bank and Concord Bank, N.A. dated December 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 12, 2005)

3.1	Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2	Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

4.1	The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, as provided in Exhibits 3.1 and 3.2, respectively.

4.2	Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1*	Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23, 1998 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 18, 1998)

10.1a*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for employees (incorporated by reference to Exhibit 10.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1b*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for non-employees (incorporated by reference to Exhibit 10.1b to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.2	Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.2a	Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

Exhibit Number	Exhibit
10.2b	Sixth Amendment to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c	Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office).

10.3*	Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4*	Change in Control Agreement dated August 25, 1995 by and between David Yu, President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.5*	Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.6*	Change in Control Agreement dated May 31, 2005 by and between Thomas J. Flournoy, Executive Vice President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005).

10.7*	Post Retirement Compensation Agreement dated December 20, 2004 by and between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.8*	Summary of Director Compensation

13.1

Excerpts from 2005 Annual Report to Shareholders

•      Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Consolidated Financial Statements, Notes Thereto and Report of Independent Registered Public Accounting Firm Thereon

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Summit Bank Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

*	Denotes a management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2006.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pin Pin Chau Pin Pin Chau	Director, Chief Executive Officer (Principal Executive Officer)	Dated: March 8, 2006

/s/ Thomas J. Flournoy Thomas J. Flournoy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 8, 2006

/s/ David Yu David Yu	Director, President	Dated: March 8, 2006

/s/ Carl L. Patrick, Jr. Carl L. Patrick, Jr.	Director, Chairman of the Board	Dated: March 8, 2006

/s/ Gerald L. Allison Gerald L. Allison	Director, Vice Chairman of the Board	Dated: March 8, 2006

/s/ Aaron I. Alembik Aaron I. Alembik	Director	Dated: March 8, 2006

/s/ Paul C.Y. Chu Paul C.Y. Chu	Director	Dated: March 8, 2006

/s/ Peter M. Cohen Peter M. Cohen	Director	Dated: March 8, 2006

/s/ Jose I. Gonzalez Jose I. Gonzalez	Director	Dated: March 8, 2006

/s/ Jack N. Halpern Jack N. Halpern	Director	Dated: March 8, 2006

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	Dated: March 8, 2006

/s/ Shafik H. Ladha Shafik H. Ladha	Director	Dated: March 8, 2006

/s/ James S. Lai James S. Lai	Director	Dated: March 8, 2006

/s/ Sion Nyen (Francis) Lai Sion Nyen (Francis) Lai	Director	Dated: March 8, 2006

/s/ Shih Chien (Raymond) Lo Shih Chien (Raymond) Lo	Director	Dated: March 8, 2006

/s/ W. Clayton Sparrow, Jr. W. Clayton Sparrow, Jr.	Director	Dated: March 8, 2006

/s/ Howard L. Tai Howard H. L. Tai	Director	Dated: March 8, 2006

Index to Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger among Summit Bank Corporation, The Summit National Bank and Concord Bank, N.A. dated December 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 12, 2005)

3.1	Amended and Restated Articles of Incorporation of Summit Bank Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

3.2	Bylaws of Summit Bank Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

4.1	The rights of security holders are defined in (i) Articles Five, Six, Nine, Ten, Eleven, Thirteen, Fourteen, and Sixteen of the Amended and Restated Articles of Incorporation of Summit Bank Corporation and (ii) Articles Two, Three, Eight, Ten, and Eleven of the amended Bylaws of Summit Bank Corporation, as provided in Exhibits 3.1 and 3.2, respectively.

4.2	Indenture dated September 30, 2003 between Summit Bank Corporation and The Bank of New York relating to Trust Preferred Securities issued by the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1*	Summit Bank Corporation 1998 Stock Incentive Plan, as of February 23, 1998 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 18, 1998)

10.1a*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for employees (incorporated by reference to Exhibit 10.1a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1b*	Form of option agreement pursuant to the Summit Bank Corporation 1998 Stock Incentive Plan for non-employees (incorporated by reference to Exhibit 10.1b to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.3	Lease Agreement dated December 3, 1993, between Baker Dennard Co., Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993) (Main office).

10.2a	Fifth Amendment to Lease Agreement (referenced in Exhibit 10.2 and incorporating amendments One through Four), dated March 13, 2000, between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co., Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2b	Sixth Amendment to Lease Agreement (referenced in Exhibit 10.2), dated January 4, 2001 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (Main office).

10.2c	Seventh Amendment to Lease Agreement (referenced in Exhibit 10.2), dated March 29, 2002 between The Realty Associates Fund IV, L.P., successor in interest to Baker Dennard Co, Lessor, and The Summit National Bank, Lessee (incorporated by reference to Exhibit 10.2c to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (Main office).

10.3*	Change in Control Agreement dated August 25, 1995 by and between Pin Pin Chau, President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4*	Change in Control Agreement dated August 25, 1995 by and between David Yu, President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit Number	Exhibit
10.5*	Change in Control Agreement dated August 25, 1995 by and between Alec Dudley, Executive Vice President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.6*	Change in Control Agreement dated May 31, 2005 by and between Thomas J. Flournoy, Executive Vice President of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2005).

10.7*	Post Retirement Compensation Agreement dated December 20, 2004 by and between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation and The Summit National Bank (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.8*	Summary of Director Compensation

13.1

Excerpts from 2005 Annual Report to Shareholders

•      Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Consolidated Financial Statements, Notes Thereto and Report of Independent Registered Public Accounting Firm Thereon

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Summit Bank Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

*	Denotes a management contract, compensatory plan or arrangement