Form 10-Q
period 2006-03-31
SUMMIT BANK CORP
filed 2006-05-11
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-21267

SUMMIT BANK CORPORATION

(Exact name of Registrant as specified in its charter)

GEORGIA	58-1722476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock. $.0l par value	7,132,104

The Exhibit Index Appears on Page 22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$21,611	$18,194
Interest-bearing deposits with other banks	102	581
Federal funds sold	19,800	—
Investment securities available for sale, at fair value	104,570	106,416
Investment securities held to maturity, at amortized cost	16,779	15,756
Other investments	2,522	3,015
Loans, net of unearned income	363,381	357,986
Less: allowance for loan losses	(4,848)	(4,555)

Net loans	358,533	353,431

Premises and equipment, net	4,427	4,606
Customers’ acceptance liability	4,777	3,769
Goodwill, net	1,530	1,530
Bank-owned life insurance	8,060	7,939
Other assets	11,031	10,685

Total assets	$553,742	$525,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$104,542	$108,600
Interest-bearing:
Demand	80,432	84,032
Savings	10,067	10,543
Time, $100,000 and over	154,419	131,173
Other time	111,400	103,884

Total deposits	460,860	438,232

Federal Home Loan Bank advances	10,000	20,000
Long-term debentures	12,000	12,000
Other borrowed funds	3,922	8,717
Acceptances outstanding	4,777	3,769
Other liabilities	7,290	6,565

Total liabilities	498,849	489,283

SHAREHOLDERS’ EQUITY:
Common stock	69	57
Additional paid-in capital	35,133	17,504
Retained earnings	21,908	21,069
Accumulated other comprehensive loss	(2,217)	(1,991)

Total shareholders’ equity	54,893	36,639

Total liabilities and shareholders’ equity	$553,742	$525,922

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except share and per share amounts)	2006	2005
Interest income
Loans, including fees	$7,377	$5,792
Interest-bearing deposits with other banks	3	3
Federal funds sold	12	67
Investment securities	689	734
Mortgage-backed securities	679	740

Total interest income	8,760	7,336

Interest expense
Time deposits, $100,000 and over	1,388	1,029
Other deposits	1,412	819
Federal Home Loan Bank advances	156	199
Short-term borrowings	80	81
Long-term debentures	232	172

Total interest expense	3,268	2,300

Net interest income	5,492	5,036
Provision for loan losses	300	264

Net interest income after provision for loan losses	5,192	4,772

Noninterest income
Fees for international trade finance services	356	332
SBA loan servicing fees	21	23
Service charge income	131	139
Non-sufficient funds charges	194	204
Income from bank-owned life insurance	121	114
Net gain on sales of investment securities available for sale	—	3
Partnership loss in low income housing investment	(37)	—
Other	10	118

Total noninterest income	796	933

Noninterest expenses
Salaries and employee benefits	2,240	2,000
Equipment	356	298
Net occupancy	448	397
Other operating expenses	1,042	1,178

Total noninterest expenses	4,086	3,873

Income before income taxes	1,902	1,832

Income tax expense	493	526

Net income	$1,409	$1,306

Basic net income per common share	$.25	$.23
Diluted net income per common share and common share equivalents	$.25	$.23

Weighted-average common shares outstanding - basic	5,708,493	5,693,054
Weighted-average common shares outstanding - diluted	5,710,724	5,699,227
Dividends declared per common share	$.10	$.10

See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:

Net income	$1,409	$1,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	292	235
Net amortization of premiums/discounts on investment securities	33	149
Amortization of servicing assets	10	20
Amortization of deferred gain on termination of interest rate swap	(4)	(4)
Partnership loss in low income housing investment	37	—
Provision for loan losses	300	264
Net gains on sales of investment securities available for sale	—	(3)
Income from bank-owned life insurance	(121)	(114)
Changes in other assets and liabilities:
Increase in other assets	(420)	(2,341)
Increase in other liabilities	949	2,191

Net cash provided by operating activities	2,485	1,703

Cash flows from investing activities:

Proceeds from maturities, sales, and collections of investment securities available for sale	2,374	14,128
Purchases of investment securities available for sale	(286)	(8,506)
Purchases of investment securities held to maturity	(999)	—
Loans made to customers, net of principal collected on loans	(5,402)	3,725
Purchase of partnership interest in low income housing investment	(226)	(964)
Purchases of premises and equipment	(113)	(530)

Net cash provided by (used in) investing activities	(4,652)	7,853

Cash flows from financing activities:

Net decrease in demand and savings deposits	(8,134)	(3,394)
Net increase in time deposits	30,762	3,951
Issuance of common stock	17,641	58
Dividends paid	(569)	(569)
Net decrease in other borrowed funds	(14,795)	(28,251)

Net cash provided by (used in) financing activities	24,905	(28,205)

Net increase (decrease) in cash and cash equivalents	22,738	(18,649)
Cash and cash equivalents at beginning of period	18,775	37,059

Cash and cash equivalents at end of period	$41,513	$18,410

Supplemental disclosures of cash paid during the period:
Interest	$2,935	$2,158
Income taxes	$270	$190

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (the “Company”) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Summit National Bank (the “Bank”) and The Summit Merchant Banking Corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.	ACCOUNTING POLICIES

The Company’s accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for income taxes, valuation of intangibles and loan loss allowances.

3.	COMPREHENSIVE INCOME

Currently, other comprehensive income for the Company consists of items recorded as a component of shareholders’ equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the first quarter of 2006 was $1,183,000 compared to total comprehensive loss of $11,000 for the first quarter of 2005.

4.	STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan (the Plan). The exercise price for incentive options issued under the Plan is determined by the Board of Directors or Stock Option Committee as of the date the option is granted. The period for the exercise of options does not exceed the earlier of ten years from the date of grant or expiration of the Plan. The Company has reserved 594,409 shares of common stock for the Plan.

Stock option activity during the three months ended March 31, 2006 and 2005 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options outstanding at beginning of year	90,000	$15.04	4,500	$12.99
Options granted	—	—	90,000	15.04
Options exercised	—	—	(4,500)	12.99
Options forfeited	(5,000)	15.01	—	—

Options outstanding at the end of the period	85,000	$15.04	90,000	$15.04

All options outstanding at March 31, 2006 are exercisable. Of the options outstanding at March 31, 2006, 70,000 had an exercise price of $15.01 and 15,000 had an exercise price of $15.15, and a contractual maturity of nine years. The aggregate intrinsic value of the options outstanding at March 31, 2006 was $9,800.

The per share weighted average fair value of stock options granted with an exercise price equal to market during the first quarter of 2005 was $6.22, using the Black Scholes option-pricing model with the following weighted average assumptions: expected life of three years; expected annual dividend rate of 4.14%; risk-free interest rate of 3.75%; and expected historical volatility of 73%. The stock options granted vested immediately upon grant.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to recognize, in the statement of income, the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees. For the quarter ended March 31, 2006, the Company recorded no compensation cost under SFAS No. 123R because no options were granted during the quarter and all options outstanding at December 31, 2005 were fully vested.

In December 2002, prior to the issuance of SFAS No. 123R, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information.

Prior to 2006, the Company had continued to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost was not recorded for the quarter ended March 31, 2005, as the quoted market price on the date of grant equaled the exercise price. The total intrinsic value of the 4,500 shares exercised in the first quarter of 2005 was $11,582. Compensation cost determined under SFAS No. 123 would have reduced net income and income per share for the three months ended March 31, 2005 to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net income, as reported	$1,306,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	371,000

Pro forma net income	$935,000

Earnings per share:
Basic - as reported	$0.23
Basic - pro forma	$0.16

Diluted - as reported	$0.23
Diluted - pro forma	$0.16

5.	INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of March 31, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated Fair Value	Gross Unrealized Loss

Obligations of U.S. government agencies:
With an unrealized loss for more than 12 months	$37,892	$1,266
Mortgage-backed securities:
With an unrealized loss for less than 12 months	15,027	234
With an unrealized loss for more than 12 months	36,265	1,336

	$89,184	$2,836

At March 31, 2006, there were four mortgage-backed securities with an unrealized loss for less than 12 months, as well as seven obligations of U.S. government agencies and twelve mortgage-backed securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at March 31, 2006 represented 97% of the book value. This impairment is based on increasing interest rates rather than credit quality. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 42% of the investment securities with unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of March 31, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated fair value	Gross Unrealized loss

Tax-exempt municipal securities with an unrealized loss for less than 12 months	1,481	14
Tax-exempt municipal securities with an unrealized loss for more than 12 months	$906	$15

	$2,387	$29

Three securities held to maturity had unrealized losses at March 31, 2006. The duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2005, the FASB issued a FASB Staff Position (FSP) (entitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which supersedes Emerging Issues Task Force (EITF) Issue No. 03-1 and replaces the guidance set forth in paragraphs 10-18 of the issue with references to existing other than temporary impairment guidance, such as SFAS No. 115, Securities and Exchange Commission (SEC) Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. In September 2005, the FASB decided to include in the final FSP FAS 115-1 guidance similar to that provided in EITF Issue No. 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. In addition, the FASB decided that FSP FAS 115-1 would be applied prospectively for reporting periods beginning after December 15, 2005. FSP FAS 115-1 nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44. The Company does not consider the adoption of FSP FAS 115-1 or its implementation guidance to have a material impact on the Company’s financial position or results of operations given the nature of the Company’s investments.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment which requires companies to recognize, in the statement of income, the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company’s adoption of SFAS No. 123R is discussed in Note 4.

7.	SUBSEQUENT EVENTS

The Company completed the purchase of Concord Bank, N.A. in Houston, Texas on April 1, 2006 for $23.7 million. Concord had approximately $120 million in assets, $96 million in loans and $108 million in deposits at the closing date. Concord Bank now operates as a division of Summit Bank in one location in Houston, Texas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this quarterly report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future local, national and international political and economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes and compliance;

•	international currency fluctuations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of the war on terrorism, and more specifically the U.S. led war in Iraq;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions, including our acquisition of Concord Bank, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of allowances for loan losses.

All written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. We do not intend to update or revise, and assume no responsibility for updating or revising, any forward-looking statements contained in, or incorporated by reference into, this report, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which were presented in the Company’s 2005 Annual Report on Form 10-K. Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical. This is because the amount of the allowance is established based on a variety of subjective factors. The allowance is replenished by means of a provision for loan losses that is charged against the Company’s earnings. As a result, earnings will vary based, in part, on subjective judgments made by Management in this area.

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

Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See “Allowance for Loan Losses” on page 13.

Recent Developments

On March 31, 2006, the Company sold 1,250,000 shares of its common stock at an offering price of $15.25 per share through a firm commitment underwritten offering. Net proceeds from that sale totaled $17.6 million and were used to fund the $23.7 million acquisition of Concord Bank N.A. The 187,500-share over-allotment option granted to the underwriter was exercised in full on April 25, 2006 with net proceeds totaling $2.7 million.

The Company completed the purchase of Concord Bank, N.A. in Houston, Texas on April 1, 2006. Concord had approximately $120 million in assets, $96 million in loans and $108 million in deposits at the closing date. The integration of Concord is presently taking place and the results of the combined banks will be reported at the end of the second quarter of 2006. We also opened a loan production office in San Diego, California in January, 2006. We closed our operations facility in our old San Jose, California branch in January, 2006 and relocated those functions to our new San Jose branch that was opened in a more visible location in late 2004.

Statement of Financial Condition

Total assets increased to $553.7 million at March 31, 2006 from $525.9 million at December 31, 2005 and $522.3 million at March 31, 2005 primarily due to loan growth and $17.6 million of net proceeds from the Company’s common stock offering. Loans have increased over last year, rising from $335.0 million at March 31, 2005 to $363.4 million at March 31, 2006. Loans have increased slightly from $358.0 million at December 31, 2005. The investment securities portfolio has declined since March 31, 2005 and December 31, 2005 primarily as a result of one maturing agency investment and principal paydowns on mortgage-backed securities. Total investment securities at March 31, 2006 were $123.9 million compared to $125.2 million at December 31, 2005 and $144.5 million at March 31, 2005.

Total deposits have increased to $460.9 million at March 31, 2006 from $435.0 million one year ago and have increased from $438.2 million at December 31, 2005. The growth in deposits during the first quarter 2006 and since March 31, 2005 has been mainly in certificates of deposits. Noninterest bearing demand and interest-bearing demand (NOW and money market accounts) declined 6.8% and 6.7% respectively since March 31, 2005. Although strong compared to total deposits, noninterest bearing deposits declined from 25.8% of deposits at March 31, 2005 to 24.8% at December 31, 2005 to 22.7% of deposits at March 31, 2006. Borrowed funds have declined from $44.1 million at March 31, 2005 to $40.7 million at December 31, 2005 and $25.9 million at March 31, 2006 as part of the deleveraging strategy the Company has deployed. Shareholders’ equity has increased from $34.1 million at March 31, 2005 to $36.6 million at December 31, 2005 and $54.9 million at March 31, 2006 due to earnings and the common stock offering.

The following table details selected components of the Company’s average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

	Three months ended March 31,		% Change
(In thousands)	2006	2005
Total investment securities	$124,757	$142,682	-12.56%
Total Loans	361,485	340,292	6.23
Earning assets	487,620	494,221	-1.34
Total assets	530,427	531,437	-0.19

Non-interest-bearing deposits	105,502	102,873	2.55
Interest-bearing deposits	371,805	334,355	11.20
Borrowed funds	35,607	54,883	-35.12
Total funds	482,914	492,111	-1.87

Total equity	37,088	34,689	6.92

Results of Operations

The Company reported net income of $1.4 million for the first quarter of 2006, compared to $1.3 million for the first quarter of 2005, an increase of 7.9%. The primary reason for the increased earnings was an increase in net interest income due to loan growth and the rising prime rate’s effect on the Bank’s floating rate commercial loan portfolio. Diluted net earnings per share for the first quarter of 2006 were $0.25, up 8.7% from the $0.23 diluted earnings per share for the first quarter of 2005. The annualized return on average stockholders’ equity for the three-month period ended March 31, 2006 was 15.20% versus 15.06% for the same period in 2005, and the return on average assets was 1.06% in the first quarter of 2006, compared to 0.98% in the first quarter of 2005. The book value per share was $7.90 at March 31, 2006 compared to $6.43 at December 31, 2005 and $5.99 at March 31, 2005. The significant increase in the book value per share at March 31, 2006 is largely due to the proceeds received March 31, 2006 from the additional 1,250,000 shares sold through the common stock offering. An additional 187,500 shares were sold in April, 2006 as the underwriter exercised an option to purchase shares to cover over-allotments from the offering. In the first quarters of both 2006 and 2005, the Company paid a cash dividend of $.10 per share.

Net interest income increased from $5.04 million for the first quarter in 2005 to $5.49 million for the first quarter in 2006. The increased net interest income for the quarter has primarily been the result of upward repricing of the $304 million floating rate commercial loan portfolio and 6.2% growth in average loans over last year.

The net interest rate margin for the quarter ended March 31, 2006 was 4.50%, up from 4.08% for the same period last year. The yield on earning assets has increased from 5.95% for the three months ended March 31, 2005 to 7.21% for the three months ended March 31, 2006. The yield on the $363 million loan portfolio has increased from 6.90% last year to 8.28% this year. The cost of funds has increased 84 basis points over last year. The overall cost of interest bearing deposits has increased 108 basis points over last year from 2.24% for the three months ended March 31, 2005 to 3.32% for the three months ended March 31, 2006 as rates have risen. Also increasing was the cost of funds related to the $12 million in trust preferred securities which is tied to LIBOR. The rate on these funds has increased to 7.63% for the first quarter 2006 from 5.65% for the first quarter 2005.

As a result of loan growth in the past year the loan loss provision for the three months ended March 31, 2006 was $300,000 compared to $264,000 last year.

Noninterest income declined to $796,000 for the quarter ended March 31, 2006, a decrease of 14.6% from the $933,000 last year for the first quarter, mainly due to the recording of $37,000 in losses relating to the Company’s share of partnership loss on a low income housing project investment entered into late in the first quarter of 2005. Additionally, in the first quarter of 2006, the company recorded an additional $97,000 loss for the decline in the fair value of the interest rate floor purchased in the fourth quarter 2005. The interest rate floor has a remaining book value of $61,000 at March 31, 2006.

Noninterest expenses increased to $4.09 million in the first quarter 2006 compared to $3.37 million in the same period last year. The 5.5% increase was primarily due to increased salaries and benefits and occupancy and equipment expenses. Salaries and benefits increased from $2.00 million for the first quarter last year to $2.24 million for the first quarter this year, due to increased temporary staffing and accrued bonus and incentive expense. Occupancy and equipment expense increased this quarter from a year ago partially due to one new branch opened in the past year. Other noninterest expense has decreased from $1.18 million for the first quarter last year to $1.04 million for the first quarter ended March 31, 2006 due primarily to reduced marketing and fraud loss expense. These increases in noninterest expenses have not significantly impacted the Company’s operating efficiency ratio due to corresponding increases in net interest income. The efficiency ratio was 64.98% for the first quarter of 2006, up slightly from 64.92% for the same period last year.

In the first quarter of 2005, the Bank entered into a contract to purchase $3.1 million of low income housing credits which will have a fifteen-year federal income tax benefit. Approximately $1.9 million of the commitment was paid through March 31, 2006 with the remainder due over the next two years. These credits have contributed to reduction in the Company’s anticipated effective tax rate in the current year to 25.9% from 28.7 % last year.

Non-performing Assets

Non-performing assets are defined as non-accrual loans, renegotiated loans and other real estate acquired by foreclosure. Non-performing assets were $1.16 million at March 31, 2006, representing 0.32% of total loans and other real estate, compared to $1.18 million, or .33%, at December 31, 2005 and $2.41 million or 0.72% at March 31, 2005. Non-performing assets at March 31, 2006 included five loans totaling $552,000, all of which were fully guaranteed by the Small Business Administration (“SBA”). There were no loans past due 90 days or more as to principal or interest payments and still accruing at March 31, 2006. The remaining balance of non-performing assets at March 31, 2006 consisted of non-guaranteed loans totaling $605,000.

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Loans on non-accrual
SBA guaranteed	$552	$578	$869
Non-SBA guaranteed	605	605	—
Other real estate owned	—	—	1,544

Total non-performing assets	$1,157	$1,183	$2,413

Total non-performing assets as a percentage of total loans and other real estate	0.32%	0.33%	0.72%

Total non-performing loans as a percentage of total loans	0.32%	0.33%	0.26%

Impaired loans are defined as those loans as to which we believe it is probable that we will be unable to collect all principal or interest according to the contractual terms of the note agreement. At March 31, 2006, December 31, 2005 and March 31, 2005, we had loans totaling $1.16 million, $1.18 million and $869,000, respectively, that were considered impaired. At March 31, 2006, impaired loans and total nonperforming assets were equivalent and included the $552,000 of fully guaranteed SBA loans.

Total delinquent loans were $6.57 million or 1.81% of total loans at March 31, 2006, compared to $2.08 million or 0.58% of total loans at December 31, 2005 and $1.50 million or 0.45% of loans at March 31, 2005. Delinquent loans primarily consisted of commercial loans and include all of the impaired loans discussed above.

We consider all loans categorized as criticized or classified by Summit Bank’s internal rating system as potential problem loans. The Loans categorized as criticized or classified (loans rated as special mention, substandard, doubtful or loss) which includes loans on non-accrual as set forth above, increased to $9.8 million, or 2.70% of total loans, at March 31, 2006 compared to $4.8 million, or 1.35% of total loans at December 31, 2005 and $6.4 million, or 1.90% of loans at March 31, 2005. We downgraded two loans totaling $4.3 million to substandard in January, 2006 as a result of declining financial condition of the borrower. These two loans totaling $4.3 million were placed in non accrual status in April, 2006 due to becoming 90 days delinquent. Both loans are included in the $6.57 million of delinquent loans mentioned above. Current collateral valuations indicate that these loans are adequately collateralized and no loss is currently anticipated. Following the loan downgrades, we reassessed our allowance for loan losses and determined that no additional loan loss reserve should be allocated as of December 31, 2005 or March 31, 2006 for these two loans.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At March 31, 2006, the Bank’s largest concentrations are retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $130.3 million, or 184.2%, of Bank equity capital; commercial real estate loans which totaled approximately $128.5 million, or 181.7%, of Bank equity capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $45.2 million, or 63.9%, of Bank equity capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

Notwithstanding the foregoing, lending to these types of businesses does involve risk, given their vulnerability to changes in economic conditions. The Company has mitigated the risk to these types of borrowers in several ways. First, a portion of these loans is supported by government guarantees obtained from the Small Business Administration. Secondly, the majority of the Company’s loans are well secured with marketable real estate, and thirdly, the Company performs in-depth economic analyses on these industries in order to remain abreast of current trends and conditions. Management monitors loan concentrations in given industries in relation to the Bank’s equity capital and has established limits to mitigate risk.

The Bank has established a multifaceted methodology to analyze the adequacy of the allowance for loan losses. This methodology includes consideration of the Bank’s credit risk rating system, historical charge-offs, loan impairment as defined by SFAS No. 114, loss ratios on criticized and classified loans, and finally, adjustments related to various qualitative factors that may change the risk profile of all or portions of the portfolio. The analysis is used to arrive at a recommended allowance for loan losses.

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the expected value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows are less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $286,000 at March 31, 2006. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit, none of which are adequately or completely captured in the aforementioned components of the allowance for loan losses.

The determination of the allowance for loan losses rests upon Management’s judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, because of the inherent uncertainty of the assumptions used in loan analyses, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically, review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for loan losses totaled $4.85 million at March 31, 2006, an increase from the $4.56 million at December 31, 2005 and $4.37 million at March 31, 2005. The allowance for loan losses represented 1.33%, 1.27% and 1.31% of total loans outstanding at March 31, 2006, December 31, 2005 and March 31, 2005 respectively. Gross charged-off loans for the year to date through March 31, 2006 totaled $74,000, while recoveries for the period totaled $67,000, for an annualized net charge-off ratio of 0.01% of average total loans. The net charge-off ratio for the first quarter of 2005 was 0.52%. The provision for loan losses was $300,000 in the first quarter of 2006 compared to $264,000 during the same period last year.

The following table represents an analysis of the Company’s allowance for loan losses including the provision for loan losses and net loan charge-offs for the three months ended March 31, 2006 and 2005.

Analysis of Allowance for Loan Losses

for the Three Months Ended March 31,

(In thousands)	2006	2005
Allowance for loan losses at beginning of period	$4,555	$4,549

Charge-offs:
Commercial, financial, and agricultural	33	189
SBA	36	269
Real Estate	—	37
Installment	5	—

Total	74	495

Recoveries:
Commercial, financial, and agricultural	30	28
SBA	34	27
Installment	3	—

Total	67	55

Net charge-offs	7	440

Provision for loan losses charged to income	300	264

Allowance for loan losses at end of period	$4,848	$4,373

Based on an analysis performed by management at March 31, 2006 the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swaps and floor contracts to hedge against significant movements in interest rates and resulting variable cash flows that could negatively impact net interest income and serve as a critical tool in our asset and liability management. An interest rate swap involves a financial transaction whereby we enter into an agreement to pay a floating or fixed rate of interest on a notional amount. In return, we are paid a fixed or floating rate of interest. In the first quarter of 2006 our interest rate swap provided for a fixed yield in exchange for paying a floating rate. During the first quarter, our interest rate swap contract resulted in a reduction of interest income of $81,000 compared to $45,000 of additional interest income for the same period in 2005. As the prime rate increased in 2005, the value of the swap contract that matures in 2008 declined resulting in a loss of $1.1 million at March 31, 2006. Because the interest rate swap qualified as a hedging instrument, the change in fair value is recorded in accumulated other comprehensive income(loss).

In 2005, we decided to enter into an interest rate floor contract to protect our increasing yield on the loan portfolio. The five year, $25.0 million interest rate floor purchased in October, 2005 at a cost of $246,000 will result in Summit Bank being paid if and when the prime rate falls below 6%. As a result of additional prime rate increases in late 2005 and early 2006, the value of this floor declined, resulting in a $96,000 expense in the first quarter 2006. At March 31, 2006 the book value of the interest rate floor was $61,000. The interest rate floor was determined to not qualify for hedge accounting, therefore, the change in value is recorded through earnings.

Liquidity and Capital Adequacy

Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Cash and short-term investments totaled $41.5 million, $18.8 million and $18.4 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. At March 31, 2006 the $17.6 million in proceeds from the common stock offering were invested in overnight funds and used on April 1, 2006 to fund the $23.7 million Concord Bank N.A. acquisition. Also related to liquidity, during 2005 and the first quarter of 2006, deposit growth and investment runoff allowed the Company to de-leverage its balance sheet by reducing Federal Home Loan Bank advances and wholesale borrowings. Borrowed funds have declined from $44.1 million at March 31, 2005 to $40.7 million at December 31, 2005 and to $25.9 million at March 31, 2006.

Shareholders’ equity of the Company increased to $54.9 million at March 31, 2006 compared to $36.6 million at December 31, 2005. The increase was due to earnings and the proceeds from the common stock offering previously mentioned.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of shareholders’ equity less certain intangible assets. The Bank’s Tier 1 leverage ratio was 12.52% at March 31, 2006 compared to 9.16% at year-end 2005. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At March 31, 2006, the Bank had a risk-weighted total capital ratio of 18.38% and a Tier 1 risk-weighted capital ratio of 17.13%, an increase from year-end 2005 ratios of 13.84% and 12.63%, respectively. The increases were mainly due to the stock offering and earnings improving the Bank’s capital position.

Commitments and Contractual Obligations

In addition to the Company’s contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at March 31, 2006 was approximately $45 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although Management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company’s commitments to extend credit and commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years
Demand and savings deposits	$195,041	$—	$—	$—	$—	$—
Time deposits	232,072	22,720	2,997	1,989	6,013	28
Federal Home Loan Bank advances	10,000		—	—	—	—
Other borrowed funds	3,922	—	—	—	—	—
Commitments to customers under lines of credit	45,159	—	—	—	—	—
Commitments under lease agreements	1,303	1,139	865	887	701	2,034
Long-term debentures	—	—	—	—	—	12,000

	$487,497	$23,859	$3,862	$2,876	$6,714	$14,062

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II. - OTHER INFORMATION

ITEM 1.	Legal Proceedings - Not Applicable

ITEM	Risk Factors

1A.	In addition to the other information set forth in this report, you should consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not Applicable

	b)	Not Applicable

	c)	The Company did not have a stock repurchase plan in effect and there were no repurchases during the current period

ITEM 3.	Defaults Upon Senior Securities - Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders None

ITEM 5.	Other Information – Not Applicable

ITEM 6.	Exhibits

Exhibit 31. 1

Certifications of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Chief Financial Officer

DATE:	May 11, 2006

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”)	23-24

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Act	25