Form 10-Q
period 2006-06-30
SUMMIT BANK CORP
filed 2006-08-14
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock. $.0l par value	7,132,104

The Exhibit Index Appears on Page 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$21,964	$18,194
Interest-bearing deposits with other banks	506	581
Federal funds sold	7,000	—
Investment securities available for sale, at fair value	108,197	106,416
Investment securities held to maturity, at amortized cost	21,736	15,756
Other investments	2,513	3,015
Loans, net of unearned income	449,414	357,986
Less: allowance for loan losses	(5,962)	(4,555)

Net loans	443,452	353,431

Premises and equipment, net	14,278	4,606
Customers’ acceptance liability	5,792	3,769
Goodwill, net	9,354	1,530
Bank-owned life insurance	8,181	7,939
Other assets	13,729	10,685

Total assets	$656,702	$525,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$109,081	$108,600
Interest-bearing:
Demand	98,727	84,032
Savings	11,926	10,543
Time, $100,000 and over	224,105	131,173
Other time	126,010	103,884

Total deposits	569,849	438,232

Federal Home Loan Bank advances	—	20,000
Long-term debentures	12,000	12,000
Other borrowed funds	3,450	8,717
Acceptances outstanding	5,792	3,769
Other liabilities	7,886	6,565

Total liabilities	598,977	489,283

SHAREHOLDERS’ EQUITY:
Common stock	70	57
Additional paid-in capital	37,825	17,504
Retained earnings	22,874	21,069
Accumulated other comprehensive loss	(3,044)	(1,991)

Total shareholders’ equity	57,725	36,639

Total liabilities and shareholders’ equity	$656,702	$525,922

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share amounts)	2006	2005	2006	2005
Interest income
Loans, including fees	$9,621	$6,041	$16,998	$11,833
Interest-bearing deposits in other banks	5	3	8	6
Federal funds sold	128	32	141	99
Investment securities	796	701	1,484	1,435
Mortgage-backed securities	655	798	1,334	1,538

Total interest income	11,205	7,575	19,965	14,911

Interest expense
Time deposits, $100,000 and over	2,116	922	3,504	1,951
Other deposits	2,024	926	3,436	1,745
Federal Home Loan Bank advances	61	218	217	417
Short-term borrowings	53	181	133	262
Long-term debentures	250	193	482	365

Total interest expense	4,504	2,440	7,772	4,740

Net interest income	6,701	5,135	12,193	10,171
Provision for loan losses	350	200	650	464

Net interest income after provision for loan losses	6,351	4,935	11,543	9,707

Noninterest income
Fees for international trade finance services	364	409	720	741
SBA loan servicing fees	19	26	40	49
Service charge income	132	133	263	272
Non-sufficient funds charges	187	218	381	422
Income from bank-owned life insurance	121	114	242	228
Net gain on sale of OREO	—	88	—	88
Net gain on sales of investment securities available for sale	—	—	—	3
Partnership loss in low income housing investment	(107)	(115)	(144)	(115)
Other	83	112	93	230

Total noninterest income	799	985	1,595	1,918

Noninterest expense
Salaries and employee benefits	2,429	1,902	4,669	3,902
Equipment	445	330	801	628
Net occupancy	409	430	857	827
Other operating expenses	1,449	1,477	2,491	2,655

Total noninterest expense	4,732	4,139	8,818	8,012

Income before income taxes	2,418	1,781	4,320	3,613

Income tax expense	738	430	1,231	956

Net income	$1,680	$1,351	$3,089	$2,657

Basic net income per common share	$.24	$.24	$.48	$.47
Diluted net income per common share and potential common shares	$.24	$.24	$.48	$.47
Weighted-average common shares outstanding—basic	7,082,653	5,694,604	6,399,369	5,693,833
Weighted-average common shares outstanding—diluted	7,084,179	5,694,604	6,401,333	5,693,990
Dividends declared per common share	$.10	$.10	$.20	$.20

See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:

Net income	$3,089	$2,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	670	499
Net amortization of premiums/discounts on investment securities	59	271
Amortization of servicing assets	18	34
Amortization of deferred gain on termination of interest rate swap	(8)	(5)
Partnership loss in low income housing investment	144	115
Provision for loan losses	650	464
Net gains on sales of investment securities available for sale	—	(3)
Income from bank-owned life insurance	(242)	(228)
Gain on sale of OREO	—	(88)
Changes in other assets and liabilities:
Increase in other assets	(210)	(1,056)
Increase in other liabilities	1,350	944

Net cash provided by operating activities	5,520	3,604

Cash flows from investing activities:

Net cash paid for acquisition of Concord Bank, N.A.	(14,544)	—
Proceeds from maturities and collections of investment securities available for sale	5,324	17,835
Purchases of investment securities available for sale	(541)	(8,506)
Purchases of investment securities held to maturity	(5,928)	—
Net decrease in loans	4,185	2,171
Proceeds from sale of OREO	—	434
Purchase of partnership interest in low income housing investment	(451)	(1,190)
Purchases of premises and equipment	(434)	(877)

Net cash provided by (used in) investing activities	(12,389)	9,867

Cash flows from financing activities:
Net decrease in demand and savings deposits	(2,854)	(17,549)
Net increase/(decrease) in time deposits	26,635	(9,710)
Issuance of common stock	20,334	59
Dividends paid	(1,284)	(1,139)
Net (decrease)/increase in other borrowed funds and FHLB advances	(25,267)	2,632

Net cash provided by (used in) financing activities	17,564	(25,707)

Net increase (decrease) in cash and cash equivalents	10,695	(12,236)
Cash and cash equivalents at beginning of period	18,775	37,059

Cash and cash equivalents at end of period	$29,470	$24,823

Supplemental disclosures of cash paid during the period:
Interest	$6,375	$4,339
Income taxes	$1,732	$365

Supplemental disclosures of noncash investing activities:
Loan to facilitate the sale of OREO	$—	$1,198

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Summit National Bank (the “Bank”) and The Summit Merchant Banking Corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

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

3.	COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

Currently, other comprehensive income for the Company consists of items recorded as a component of shareholders’ equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the second quarter of 2006 was $853,000 compared to total comprehensive income of $1,934,000 for the second quarter of 2005. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $2,036,000 and $1,923,000, respectively.

During the six months ended June 30, 2006 the Company issued 1,437,500 common shares in an underwritten public offering and received proceeds, net of offering expenses, of approximately $20.3 million.

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

Stock option activity during the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options outstanding at beginning of year	90,000	$15.04	4,500	$12.99
Options granted	—	—	90,000	15.04
Options exercised	—	—	(4,500)	12.99
Options forfeited	(5,000)	15.01	—	—

Options outstanding at the end of period	85,000	$15.04	90,000	$15.04

All options outstanding at June 30, 2006 are exercisable. Of the options outstanding at June 30, 2006, 70,000 had an exercise price of $15.01 and 15,000 had an exercise price of $15.15, and a contractual maturity of nine years. The aggregate intrinsic value of the options outstanding at June 30, 2006 was $53,150.

The per share weighted average fair value of stock options granted with an exercise price equal to market during the first six months of 2005 was $6.22, using the Black Scholes option-pricing model with the following weighted average assumptions: expected life of three years; expected annual dividend rate of 4.14%; risk-free interest rate of 3.75%; and expected volatility of 73% based on historical results. The stock options granted vested immediately upon grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which requires companies to recognize, in the statement of income, the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees. For the quarter and six months ended June 30, 2006, the Company recorded no compensation cost under SFAS No. 123R because no options were granted during the quarter or six months ended June 30, 2006, and all options outstanding at December 31, 2005 were fully vested.

In December 2002, prior to the issuance of SFAS No. 123R, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information.

Prior to 2006, the Company had continued to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost was not recorded for the six months ended June 30, 2005, as the quoted market price on the date of grant for options granted equaled the exercise price. The total intrinsic value of the 4,500 shares exercised in the first quarter of 2005 was $11,582. Compensation cost determined under SFAS No. 123 would have reduced net income and income per share for the three and six months ended June 30, 2005 to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,351,000	$2,657,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	—	(371,000)

Pro forma net income	$1,351,000	$2,286,000

Earnings per share:
Basic - as reported	$0.24	$0.47
Basic - pro forma	$0.24	$0.40
Diluted - as reported	$0.24	$0.47
Diluted - pro forma	$0.24	$0.40

5.	INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of June 30, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated Fair Value	Gross Unrealized Loss
Obligations of U.S. government agencies:
With an unrealized loss for less than 12 months	5,978	23
With an unrealized loss for more than 12 months	42,472	1,921

Tax-exempt municipal securities:
With an unrealized loss for less than 12 months	529	11
Mortgage-backed securities:
With an unrealized loss for less than 12 months	15,195	512
With an unrealized loss for more than 12 months	32,924	1,788

	$97,098	$4,255

At June 30, 2006, there were two obligations of U.S. government agencies, two tax-exempt municipal securities and nine mortgage-backed securities with an unrealized loss for less than 12 months, as well as twelve obligations of U.S. government agencies and thirteen mortgage-backed securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at June 30, 2006 represented 96% of the book value. This impairment is based on increasing interest rates rather than credit quality. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 38% of the investment securities with unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of June 30, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated fair value	Gross Unrealized loss
Tax-exempt municipal securities with an unrealized loss for less than 12 months	4,602	108
Tax-exempt municipal securities with an unrealized loss for more than 12 months	$891	$15

	$5,493	$123

Nine securities held to maturity had unrealized losses at June 30, 2006. The duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2006, the FASB issued Interpretation 48, “Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in income taxes” refers to uncertainty about how some transactions will be treated under the tax law, and whether tax positions taken on tax returns should be reflected in the financial statements. Interpretation 48 will be effective for fiscal years beginning after December 15, 2006. Summit is currently assessing the effect the adoption of Interpretation 48 will have, if any, on its financial statements.

In July 2005, the FASB issued a FASB Staff Position (FSP) (entitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which supersedes Emerging Issues Task Force (EITF) Issue No. 03-1 and replaces the guidance set forth in paragraphs 10-

18 of the issue with references to existing other than temporary impairment guidance, such as SFAS No. 115, Securities and Exchange Commission (SEC) Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. In September 2005, the FASB decided to include in the final FSP FAS 115-1 guidance similar to that provided in EITF Issue No. 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. In addition, the FASB decided that FSP FAS 115-1 would be applied prospectively for reporting periods beginning after December 15, 2005. FSP FAS 115-1 nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44. The Company does not consider the adoption of FSP FAS 115-1 to have a material impact on the Company’s financial position or results of operations given the nature of the Company’s investments.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment which requires companies to recognize, in the statement of income, the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company’s adoption of SFAS No. 123R is discussed in Note 4.

In December 2003, the AICPA issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. The Company followed the requirements of this statement in the acquisition of Concord Bank, N.A (Concord) – (see Note 7). At the date of the acquisition of Concord, none of its loans were within the scope of SOP 03-3 and accordingly, its allowance for loan losses of $1.1 million was added to the Company’s allowance in recording the acquisition.

7.	BUSINESS COMBINATION

On April 1, 2006, the Company acquired all of the issued and outstanding common shares of Concord Bank, N.A. (Concord), headquartered in Houston, Texas through the merger of Concord with and into the Bank. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Concord have been included in the Company’s consolidated financial statements beginning April 1, 2006.

The aggregate purchase price was $23.7 million, including approximately $55,000 in direct acquisition costs. A preliminary total of $9.3 million of goodwill, which is expected to be deductible for tax purposes, and other intangible assets, which consist of the core deposit premium with an estimated ten-year life, were recorded as of the date of acquisition. The core deposit premium is being amortized using an accelerated method.

The preliminary purchase price allocation is presented below:

(In thousands)	At April 1, 2006
Cash and due from banks	$472
Federal funds sold	8,700
Investment securities available for sale	7,618
Loans, net	94,856
Premises and equipment, net	9,907
Goodwill	7,824
Core deposits premium	1,490
Other assets	1,106

Total assets acquired	131,973

Deposits	107,836
Other liabilities	421

Total liabilities assumed	108,257

Net assets acquired	$23,716

The pro forma information for the three and six months ended June 30, 2006 and June 30, 2005 related to the impact of the acquisition on the Company’s consolidated financial statements is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Interest Income	$6,701	6,146	$13,423	12,148
Net Income	$1,680	1,508	$2,934	2,950

Basic and Diluted Earnings per Share	$0.24	0.26	$0.46	0.52

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future local, national and international political and economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes and compliance;

•	international currency fluctuations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, and other financial institutions operating in our market area and elsewhere;

•	the effects of any mergers, acquisitions or other transactions, including our acquisition of Concord Bank, to which the Company or its subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire;

•	the failure of assumptions underlying the establishment of allowances for loan losses;

•	international currency fluctuations; and

•	the effects of the war on terrorism, and conflicts in the Middle East.

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

Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See “Allowance for Loan Losses” on page 15.

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

The Company completed the purchase of Concord Bank, N.A. in Houston, Texas on April 1, 2006. Concord had approximately $120 million in assets, $96 million in loans and $108 million in deposits at the closing date. Concord now operates as a division of The Summit National Bank. We also opened a loan production office in San Diego, California in January, 2006. We closed our operations facility in our old San Jose, California branch in January, 2006 and relocated those functions to our new San Jose branch that was opened in a more visible location in late 2004. In June, 2006, we closed our Phoenix Boulevard branch in south Atlanta.

Statement of Financial Condition

Total assets increased to $656.7 million at June 30, 2006 from $525.9 million at December 31, 2005, representing a 24.9% increase, and from $528.0 million at June 30, 2005, representing a 24.4% increase. This was primarily due to the acquisition of Concord, which contributed $120 million in assets as of the April 1, 2006 closing date. Loans have increased over last year, rising by 33.1% from $337.7 million at June 30, 2005 to $449.4 million at June 30, 2006, of which $95.9 million of the growth is due to the acquisition of Concord. Loans have increased by 25.5% from $358.0 million at December 31, 2005 to $449.4 million at June 30, 2006 primarily due to the loans acquired from Concord in the acquisition. Total investment securities at June 30, 2006 were $132.4 million compared to $125.2 million at December 31, 2005 and $141.3 million at June 30, 2005. The investment securities portfolio has declined since June 30, 2005 primarily as a result of one maturing agency investment in the fourth quarter of 2005 and principal paydowns on mortgage-backed securities in the last year. Investments have increased since March 31, 2006 primarily due to the $7.6 million of investments acquired in the Concord merger and the purchase of additional securities during the quarter, net of principal paydowns on mortgage-backed securities.

Total deposits have increased to $569.8 million at June 30, 2006 from $407.2 million one year ago and have increased from $438.2 million at December 31, 2005. The growth in deposits during 2006 has been mainly in organic growth in certificates of deposits and $107.8 million in deposits from the acquisition of Concord. Noninterest bearing deposits declined from 25.2% of deposits at June 30, 2005 to 24.8% at December 31, 2005 to 19.1% of deposits at June 30, 2006 due to strong growth in certificates of deposit and the acquisition of Concord. Borrowed funds have declined from $75.0 million at June 30, 2005 to $40.7 million at December 31, 2005 and $15.4 million at June 30, 2006 as part of the deleveraging strategy the Company has deployed. Shareholders’ equity has increased from $35.5 million at June 30, 2005 to $36.6 million at December 31, 2005 and $57.7 million at June 30, 2006 due to earnings and the common stock offering.

The following table details selected components of the Company’s average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

	Three months ended June 30,		% Change
(In thousands)	2006	2005
Total investment securities	$131,771	$143,444	-8.14%
Total loans	454,297	335,348	35.47
Earning assets	597,362	483,280	23.61
Total assets	657,230	525,391	25.09

Non-interest-bearing deposits	112,950	103,441	9.19
Interest-bearing deposits	455,196	315,252	44.39
Borrowed funds	23,363	64,096	-63.55
Total funds	591,509	482,789	22.52
Total equity	56,573	34,695	63.06

Results of Operations

The Company reported net income of $1.68 million for the second quarter of 2006, compared to $1.35 million for the second quarter of 2005, an increase of 24.4%. The primary reason for the increased earnings was an increase in net interest income due to the rising prime rate’s effect on the Bank’s floating rate commercial loan portfolio and Concord’s contribution to net income. Diluted net earnings per share for the second quarter of 2006 were $0.24, the same as the $0.24 diluted earnings per share for the second quarter of 2005. The annualized return on average stockholders’ equity for the three-month period ended June 30, 2006 was 11.88% versus 15.58% for the same period in 2005, and the return on average assets was 1.02% in the second quarter of 2006, compared to 1.03% in the second quarter of 2005. The book value per share was $8.09 at June 30, 2006 compared to $6.23 at June 30, 2005. The significant increase in the book value per share at June 30, 2006, and the decline in return on shareholders’ equity, is largely due to the proceeds received March 31, 2006 from the additional 1,250,000 shares sold through the common stock offering. An additional 187,500 shares were sold in April, 2006 as the underwriter exercised an option to purchase shares to cover over-allotments from the offering. In the second quarters of both 2006 and 2005, the Company paid a cash dividend of $.10 per share.

For the six months ended June 30, 2006, the Company reported net income of $3.09 million, an increase of 16.3% over the $2.66 million for the first six months of 2005. This improvement was for the same reasons as noted above for the quarterly increase. Year to date diluted earnings per share for 2006 were $0.48, compared to $0.47 for the first six months of 2005. The annualized return on stockholders’ equity for the six month period ended June 30, 2006 was 13.18% compared to 15.32% last year. Return on average assets year to date was 1.04% compared to 1.01% last year.

Net interest income increased by 30.5% from $5.13 million for the second quarter in 2005 to $6.70 million for the second quarter in 2006. For the six months ended June 30, 2006, net interest income was $12.19 million compared to $10.17 million last year for the same period, reflecting a 19.9% increase. For the six months ended June 30, 2006, interest income is up $5.05 million, or 33.9%, and interest expense is up $3.03 million, or 63.9%, over the same period last year. The increased net interest income for the quarter and the year has primarily been the result of upward repricing of the $316 million floating rate commercial loan portfolio along with Concord’s contribution to net interest income since the acquisition.

The net interest rate margin for the quarter ended June 30, 2006 was 4.49%, up from 4.25% for the same period last year. The net interest margin for the second quarter was comparable to the 4.50% for the first quarter of 2006. For the six months ended June 30, 2006, the net interest margin was 4.49%, again up over the 4.16% last year. The yield on earning assets has increased from 6.29% for the three months ended June 30, 2005 to 7.50% for the three months ended June 30, 2006. On a year to date basis, yield on earning assets has increased from 6.11% last year to 7.38% this year. The cost of interest bearing funds has increased from 2.57% for the three months ended June 30, 2005 to 3.76% for the three months ended June 30, 2006. On a year to date basis, cost of interest bearing funds has increased from 2.47% last year to 3.63% this year. Also increasing was the cost of funds related to the $12 million in trust preferred securities which is tied to LIBOR. The rate on these funds has increased to 8.06% for the second quarter of 2006 from 6.19% for the second quarter 2005.

For the second quarter of 2006, the loan loss provision was $350,000 compared to $200,000 for the second quarter last year. The larger second quarter 2006 provision was primarily due to one loan chargeoff and the increase in the reserve for two nonaccrual loans mentioned in “Non-Performing Assets” below. The loan loss provision for the six months ended June 30, 2006 was $650,000 compared to $464,000 last year. See “Allowance for Loan Losses” below.

Noninterest income declined to $799,000 for the quarter ended June 30, 2006, a decrease of 18.8% from the $985,000 last year for the second quarter, mainly due to a decline in both international fee income, NSF service charges and an $88,000 gain on the sale of the other real estate property during the 2005 period. Additionally, in the second quarter of 2006, the company recorded an additional $31,000 loss for the decline in the fair value of the interest rate floor purchased in the fourth quarter 2005. The interest rate floor has a remaining book value of $30,000 at June 30, 2006. On a year to date basis, noninterest income has decreased from $1.92 million last year to $1.60 million this year, for the same reasons set forth above.

Noninterest expenses increased to $4.73 million in the second quarter of 2006 compared to $4.14 million in the same period last year. The 14.3% increase was primarily due to increased salaries and benefits and equipment expenses, and the addition of these same expenses from Concord. Salaries and benefits increased by 27.7% from $1.90 million for the second quarter last year to $2.43 million for the second quarter this year, due to increased temporary staffing and accrued bonus and incentive expense and employee benefits expense, in addition to the impact of the acquisition of Concord. Occupancy and equipment expense increased this quarter from a year ago partially due to one new branch opened in the past year. Additionally, in June 2006 the Company recorded $39,000 in expense relating to the fair value of the liability associated with the remaining lease rentals (reduced by the estimated sublease rentals) to be incurred due to the early termination of its Phoenix Boulevard branch lease. That office was closed in June 2006. Other operating expenses have decreased by 1.9% from $1.48 million for the second quarter last year to $1.45 million for the quarter ended June 30, 2006 due primarily to increased accounting and professional fees and core deposit intangible amortization, offset by reduced 2006 marketing expense and $452,000 in losses recorded in the second quarter of 2005 related to a check fraud loss. For the six months ended June 30, 2006, total noninterest expense increased by 10.0% to $8.82 million from $8.01 million last year. That increase is primarily due to the same reasons as outlined above. The efficiency ratio was 63.08% for the second quarter of 2006, down from 67.64% for the same period last year. On a year to date basis through June 30, 2006 the operating efficiency ratio was 63.95% compared to 66.30% last year. The increases in noninterest expenses have not increased the Company’s operating efficiency ratio due to corresponding increases in net interest income and additional Concord revenue.

Non-performing Assets

Non-performing assets are defined as non-accrual loans, renegotiated loans and other real estate acquired by foreclosure. Non-performing assets were $5.05 million at June 30, 2006, representing 1.12% of total loans and other real estate, compared to $1.18 million, or .33%, at December 31, 2005 and $968,000 or 0.29% at June 30, 2005. We downgraded two loans totaling $4.3 million to substandard in January 2006 as a result of declining financial condition of one of the related borrowers. These two loans were placed on non accrual status in April 2006 due to becoming 90 days delinquent. Subsequent to these loans being placed on non-accrual, the Company foreclosed on two properties securing the two loans and assumed ownership in July, 2006. Additionally, Summit reached an agreement with the borrowers and guarantors calling for payment of $1.7 million prior to December 31, 2006. Summit does hold additional collateral on the two loans. Based on current valuations of all collateral related to the loans, we reassessed our allowance for loan losses and increased the loan loss reserve for these two loans to $154,000 as of June 30, 2006.

Non-performing assets at June 30, 2006 also included five loans totaling $709,000, all of which were fully guaranteed by the Small Business Administration (“SBA”). There were no loans past due 90 days or more as to principal or interest payments and still accruing at June 30, 2006.

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Loans on non-accrual
SBA guaranteed	709	578	968
Non-SBA guaranteed	4,343	605	—

Total non-performing assets	5,052	1,183	968

Total non-performing loans as a percentage of total loans	1.12%	0.33%	0.29%

Impaired loans are defined as those loans as to which we believe it is probable that we will be unable to collect all principal or interest according to the contractual terms of the note agreement. At June 30, 2006, December 31, 2005 and June 30, 2005, we had loans totaling $5.05 million, $1.18 million and $968,000, respectively, that were considered impaired. At June 30, 2006, impaired loans and total nonperforming assets were equivalent and included the $709,000 of fully guaranteed SBA loans.

Total delinquent loans were $8.41 million or 1.87% of total loans at June 30, 2006, compared to $2.08 million or 0.58% of total loans at December 31, 2005 and $2.34 million or 0.69% of loans at June 30, 2005. Delinquent loans primarily consisted of commercial loans and include all of the impaired loans discussed above.

We consider all loans categorized as criticized or classified by the Bank’s internal rating system as potential problem loans. The loans categorized as criticized or classified (loans rated as special mention, substandard, doubtful or loss) which includes loans on non-accrual as set forth above, increased to $9.01 million, or 2.01% of total loans, at June 30, 2006 compared to $4.83 million, or 1.35% of total loans at December 31, 2005 and $5.26 million, or 1.56% of loans at June 30, 2005.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At June 30, 2006, the Bank’s largest concentrations are commercial real estate loans which totaled approximately $192.7 million, or 258.8%, of Bank equity capital; retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $140.7 million, or 188.9%, of Bank equity capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $61.5 million, or 82.6%, of Bank equity capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

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

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates probable loss upon liquidation of collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $372,000 at June 30, 2006. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit, none of which are adequately or completely captured in the aforementioned components of the allowance for loan losses.

The determination of the allowance for loan losses rests upon Management’s judgment about factors affecting loan quality, assumptions about the economy, and other factors; however, Management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, because of the inherent uncertainty of the assumptions used in loan analyses, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for loan losses totaled $5.96 million at June 30, 2006, an increase from the $4.56 million at December 31, 2005 and $4.50 million at June 30, 2005. The increase of the allowance for loan losses was largely caused by the acquisition of Concord, which resulted in an additional loan loss allowance of $1.1 million. The allowance for loan losses represented 1.33%, 1.27% and 1.33% of total loans outstanding at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Gross charged-off loans for the year to date through June 30, 2006 totaled $503,000, while recoveries for the period totaled $160,000, for an annualized net charge-off ratio of 0.17% of average total loans. The net charge-off ratio for the same period in 2005 was 0.31%. The provision for loan losses was $350,000 in the second quarter of 2006 compared to $200,000 during the same period last year. On a year to date basis, the provision for loan losses was $650,000 for the first six months to date compared to $464,000 for the same period last year. Net charge-offs and the provision increased in the second quarter of 2006 over the first quarter of 2006 due to one $338,000 charge-off on an overdraft loan to a bank customer who was defrauded by one of his customers. The bank is currently pursuing recovery from both parties.

The following table represents an analysis of the Company’s allowance for loan losses including the provision for loan losses and net loan charge-offs for the six months ended June 30, 2006 and 2005.

Analysis of Allowance for Loan Losses

for the Six Months Ended June 30,

(In thousands)	2006	2005
Allowance for loan losses at beginning of period	$4,555	$4,549

Charge-offs:
Commercial, financial, and agricultural	383	307
SBA	116	406
Installment	4	—

Total	503	713

Recoveries:
Commercial, financial, and agricultural	117	75
SBA	39	120
Installment	4	—

Total	160	195

Net charge-offs	343	518

Provision for loan losses charged to income	650	464
Provision for loan losses from acquisition of Concord Bank, N.A.	1,100

Allowance for loan losses at end of period	$5,962	$4,495

In performing an evaluation of the loans acquired by the Company in the acquisition of Concord Bank, N.A., management determined that for none of the loans acquired was it probable at the date of acquisition that the Company would be unable to collect all contractually required payments. Accordingly, the allowance of $1.1 million recorded by Concord was recorded as an addition to the Company’s allowance for loan losses at the date of acquisition.

Based on an analysis performed by management at June 30, 2006, the allowance for loan losses is considered adequate to cover loan losses in the portfolio as of that date.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swaps and floor contracts to hedge against significant movements in interest rates and resulting variable cash flows that could negatively impact net interest income and serve as a critical tool in our asset and liability management. An interest rate swap involves a financial transaction whereby we enter into an agreement to pay a floating or fixed rate of interest on a notional amount. In return, we are paid a fixed or floating rate of interest. In the second quarter of 2006 our interest rate swap provided for a fixed yield in exchange for paying a floating rate, which resulted in a reduction of interest income of $111,000 compared to $13,000 of additional interest income for the same period in 2005. As the prime rate increased in 2005 and 2006, the value of the swap contract that matures in 2008 declined resulting in a liability of $1.2 million at June 30, 2006. Because the interest rate swap qualified as a hedging instrument, the change in fair value is recorded in accumulated other comprehensive income/(loss) within shareholders’ equity.

In 2005, we decided to enter into an interest rate floor contract to protect our increasing yield on the loan portfolio. The five year, $25.0 million interest rate floor purchased in October, 2005 at a cost of $246,000 will result in Summit Bank being paid if and when the prime rate falls below 6%. As a result of additional prime rate increases in late 2005 and 2006, the value of this floor declined, resulting in a $31,000 expense in the second quarter 2006 and $128,000 in expense for the six months ended June 30, 2006. At June 30, 2006 the book value of the interest rate floor was $30,000. The interest rate floor was determined not to qualify for hedge accounting; therefore, the change in value is recorded through earnings.

Liquidity and Capital Adequacy

Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Cash and short-term investments totaled $29.5 million, $18.8 million and $24.8 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. On March 31, 2006, $17.6 million in proceeds from the common stock offering were invested in overnight funds and used on April 1, 2006 to fund the $23.7 million Concord Bank N.A. acquisition. On April 25, 2006, $2.7 million in proceeds were received from the exercise of the over-allotment option of the common stock offering. These funds were injected into the Bank. Also related to liquidity, during 2005 and the first six months of 2006, deposit growth and investment runoff allowed the Company to de-leverage its balance sheet by reducing Federal Home Loan Bank advances and wholesale borrowings. Borrowed funds have declined from $75.0 million at June 30, 2005 to $40.7 million at December 31, 2005 and to $15.5 million at June 30, 2006.

Shareholders’ equity of the Company increased to $57.7 million at June 30, 2006 compared to $36.6 million at December 31, 2005. The increase was due to earnings and the proceeds from the common stock offering previously mentioned.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of shareholders’ equity less certain intangible assets. The Bank’s Tier 1 leverage ratio was 9.37% at June 30, 2006 compared to 9.16% at year-end 2005. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At June 30, 2006, the Bank had a risk-weighted total capital ratio of 13.80% and a Tier 1 risk-weighted capital ratio of 12.57%, a slight decrease from year-end 2005 ratios of 13.84% and 12.63%, respectively.

Commitments and Contractual Obligations

In addition to the Company’s contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at June 30, 2006 was approximately $54 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company’s commitments to extend credit and commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years
Demand and savings deposits	$219,734	$—	$—	$—	$—	$—
Time deposits	323,680	13,994	3,861	2,322	6,228	30
Other borrowed funds	3,450	—	—	—	—	—
Commitments to customers under lines of credit	53,797	—	—	—	—	—
Commitments underlease agreements	1,310	970	824	842	593	1,915
Long-term debentures	—	—	—	—	—	12,000

	$601,971	$14,964	$4,685	$3,164	$6,821	$13,945

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of the Shareholders (the “Meeting”) of the Company was held on May 1, 2006. Proxies were solicited prior to the meeting from shareholders of record at the close of business on March 20, 2006, for the purpose of electing six members to the Board of Directors.

Article Fourteen of the Company’s Amended and Restated Articles of Incorporation provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. Article Fourteen also provides that the three classes of directors to have staggered terms, so that the terms of only approximately one-third of the Board will expire at each annual meeting of the shareholders and each director serves a three-year term. Five Class II Directors were nominated at the meeting to serve until the Annual Shareholders Meeting in 2008:

Peter M. Cohen, Donald R. Harkleroad, Shafik H. Ladha, Paul C.Y. Chu, Howard H. L. Tai. All five nominees were elected.

Proxies for 76.1%, or 4,333,198 shares of the 5,694,604 outstanding common shares, were received prior to the meeting. A quorum was present by proxy. Votes cast as follows:

Director	Votes For	Votes Withheld
Peter M. Cohen	4,330,208	2,990
Donald R. Harkleroad	4,288,168	45,030
Shafik H. Ladha	4,323,963	9,235
Paul C.Y. Chu	4,329,578	3,620
Howard H. L. Tai	4,329,608	3,590

The following Class I and III directors, whose term did not expire at the Annual Shareholders Meeting, continued to serve as directors following the meeting: Aaron I. Alembik , Jack N. Halpern , Sion Nyen (Francis) Lai, Shih Chien (Raymond) Lo, W. Clayton Sparrow, Jr., Pin Pin Chau, Gerald L. Allison, Jose I. Gonzalez, James S. Lai, Carl L. Patrick, Jr., and David Yu.

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

SUMMIT BANK CORPORATION

BY:	/s/ Pin Pin Chau
Pin Pin Chau
Chief Executive Officer

BY:	/s/ Thomas J. Flournoy
Thomas J. Flournoy
Chief Financial Officer

DATE:	August 14, 2006

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”)	24-25

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Act	26