Form 10-Q
period 2006-09-30
SUMMIT BANK CORP
filed 2006-11-14
CIK 820067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock. $.0l par value	7,137,104

The Exhibit Index Appears on Page 24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2006	December 31, 2005
ASSETS:
Cash and due from banks	$17,551	$18,194
Interest-bearing deposits with other banks	307	581
Investment securities available for sale, at fair value	102,012	106,416
Investment securities held to maturity, at amortized cost	29,059	15,756
Other investments	2,436	3,015
Loans, net of unearned income	467,211	357,986
Less: allowance for loan losses	(6,339)	(4,555)

Net loans	460,872	353,431

Premises and equipment, net	13,944	4,606
Customers’ acceptance liability	5,754	3,769
Goodwill, net	9,359	1,530
Bank-owned life insurance	8,303	7,939
Other real estate owned	2,643	—
Other assets	13,424	10,685

Total assets	$665,664	$525,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$112,629	$108,600
Interest-bearing:
Demand	88,933	84,032
Savings	12,191	10,543
Time, $100,000 and over	215,275	131,173
Other time	120,056	103,884

Total deposits	549,084	438,232

Federal Home Loan Bank advances	—	20,000
Long-term debentures	12,000	12,000
Other borrowed funds	30,337	8,717
Acceptances outstanding	5,754	3,769
Other liabilities	8,714	6,565

Total liabilities	605,889	489,283

SHAREHOLDERS’ EQUITY:
Common stock	71	57
Additional paid-in capital	37,898	17,504
Retained earnings	23,782	21,069
Accumulated other comprehensive loss	(1,976)	(1,991)

Total shareholders’ equity	59,775	36,639

Total liabilities and shareholders’ equity	$665,664	$525,922

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2006	2005	2006	2005
Interest income
Loans, including fees	$10,193	$6,514	$27,191	$18,347
Interest-bearing deposits in other banks	7	18	15	24
Federal funds sold	10	52	151	151
Investment securities	786	719	2,270	2,154
Mortgage-backed securities	658	712	1,992	2,250

Total interest income	11,654	8,015	31,619	22,926

Interest expense
Time deposits, $100,000 and over	2,191	1,042	5,695	2,993
Other deposits	2,103	1,078	5,539	2,823
Federal Home Loan Bank advances	46	228	263	645
Short-term borrowings	177	162	310	424
Long-term debentures	267	205	749	570

Total interest expense	4,784	2,715	12,556	7,455

Net interest income	6,870	5,300	19,063	15,471
Provision for loan losses	600	50	1,250	514

Net interest income after provision for loan losses	6,270	5,250	17,813	14,957

Noninterest income
Fees for international trade finance services	352	412	1,072	1,153
SBA loan servicing fees	18	24	58	73
Service charge income	139	134	402	406
Non-sufficient funds charges	218	203	599	625
Income from bank-owned life insurance	121	115	364	343
Net gain on sale of OREO	—	—	—	88
Net gain on sales of investment securities available for sale	—	—	—	3
Partnership loss in low income housing investment	(84)	(85)	(228)	(200)
Other	160	123	252	353

Total noninterest income	924	926	2,519	2,844

Noninterest expense
Salaries and employee benefits	2,398	2,009	7,067	5,911
Equipment	486	365	1,287	993
Net occupancy	398	452	1,255	1,279
Other operating expenses	1,698	1,121	4,189	3,776

Total noninterest expense	4,980	3,947	13,798	11,959

Income before income taxes	2,214	2,229	6,534	5,842

Income tax expense	594	647	1,825	1,603

Net income	$1,620	$1,582	$4,709	$4,239

Basic net income per common share	$.23	$.28	$.71	$.74
Diluted net income per common share and potential common shares	$.23	$.28	$.71	$.74
Weighted-average common shares outstanding - basic	7,132,321	5,694,604	6,646,371	5,694,093
Weighted-average common shares outstanding - diluted	7,155,614	5,694,604	6,663,778	5,694,093
Dividends declared per common share	$.10	$.10	$.30	$.30

See Accompanying Notes to Condensed Consolidated Financial Statements

SUMMIT BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:

Net income	$4,709	$4,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,086	780
Net amortization of premiums/discounts on investment securities	71	403
Amortization of servicing assets	25	45
Amortization of deferred gain on termination of interest rate swap	(11)	(7)
Partnership loss in low income housing investment	228	200
Provision for loan losses	1,250	514
Net gains on sales of investment securities available for sale	—	(3)
Income from bank-owned life insurance	(364)	(343)
Gain on sale of OREO	—	(88)
Changes in other assets and liabilities:
Increase in other assets	(326)	(1,585)
Increase in other liabilities	2,406	2,096

Net cash provided by operating activities	9,074	6,251

Cash flows from investing activities:

Net cash paid for acquisition of Concord Bank, N.A.	(14,549)	—
Proceeds from maturities and collections of investment securities available for sale	12,949	22,359
Proceeds from maturities and collections of investment securities held to maturity	280	270
Purchases of investment securities available for sale	(541)	(8,506)
Purchases of investment securities held to maturity	(13,506)	—
Net increase in loans	(16,478)	(6,069)
Proceeds from sale of OREO	—	434
Purchase of partnership interest in low income housing investment	(678)	(1,416)
Purchases of premises and equipment	(516)	(1,108)

Net cash (used in) provided by investing activities	(33,039)	5,964

Cash flows from financing activities:

Net decrease in demand and savings deposits	(8,835)	(7,639)
Net increase in time deposits	11,851	13,983
Issuance of common stock	20,408	59
Dividends paid	(1,996)	(1,709)
Net increase/(decrease) in other borrowed funds and FHLB advances	1,620	(26,597)

Net cash provided by (used in) financing activities	23,048	(21,903)

Net decrease in cash and cash equivalents	(917)	(9,688)
Cash and cash equivalents at beginning of period	18,775	37,059

Cash and cash equivalents at end of period	$17,858	$27,371

Supplemental disclosures of cash paid during the period:
Interest	$10,567	$6,560
Income taxes	$2,232	$1,319

Supplemental disclosures of noncash investing activities:
Transfer of loans to OREO	$2,643
Loan to facilitate the sale of OREO	$—	$1,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

SUMMIT BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Summit Bank Corporation and subsidiaries (“Summit” or the “Company”) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly - owned subsidiaries, The Summit National Bank (the “Bank”) and The Summit Merchant Banking Corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

2.	ACCOUNTING POLICIES

The Company’s accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for income taxes, valuation of intangibles, and allowance for loan losses.

3.	COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

Currently, other comprehensive income for the Company consists of items recorded as a component of shareholders’ equity under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The total comprehensive income for the third quarter of 2006 was $2,688,000 compared to total comprehensive income of $1,109,000 for the third quarter of 2005. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $4,724,000 and $3,032,000, respectively.

During the nine months ended September 30, 2006, the Company issued 1,437,500 common shares in an underwritten public offering and received proceeds, net of offering expenses, of approximately $20.4 million.

4.	STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan (the Plan). The exercise price for incentive options issued under the Plan is determined by the Board of Directors or Stock Option Committee as of the date the option is granted. The period for the exercise of options does not exceed the earlier of ten years from the date of grant or expiration of the Plan. The Company has reserved 589,409 shares of common stock for the Plan.

Stock option activity during the nine months ended September 30, 2006 and 2005 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options outstanding at beginning of year	90,000	$15.04	4,500	$12.99
Options granted	—	—	90,000	15.04
Options exercised	(5,000)	15.15	(4,500)	12.99
Options forfeited	(5,000)	15.01	—	—

Options outstanding at the end of period	80,000	$15.03	90,000	$15.04

All options outstanding at September 30, 2006 are exercisable. Of the options outstanding at September 30, 2006, 70,000 had an exercise price of $15.01 and 10,000 had an exercise price of $15.15, and all had a contractual maturity of nine years. The total intrinsic value of the options exercised during the nine months ended September 30, 2006 was $40,750. The aggregate intrinsic value of the options outstanding at September 30, 2006 was $661,800. The aggregate intrinsic value has increased significantly since June 30, 2006 due to the increase in Summit’s stock price as a result of the announced merger with UCBH Holdings, Inc. (see Recent Developments). Per the merger agreement with UCBH, all outstanding options will be cashed out at $24.50 per share less the exercise price on the merger date.

The per share weighted average fair value of stock options granted with an exercise price equal to market during the first nine months of 2005 was $6.22, using the Black Scholes option-pricing model with the following weighted average assumptions: expected life of three years; expected annual dividend rate of 4.14%; risk-free interest rate of 3.75%; and expected volatility of 73% based on historical results. The stock options granted vested immediately upon grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which requires companies to recognize, in the statement of income, the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees. For the quarter and nine months ended September 30, 2006, the Company recorded no compensation cost under SFAS No. 123R because no options were granted during 2006, and all options outstanding at December 31, 2005 were fully vested.

In December 2002, prior to the issuance of SFAS No. 123R, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-

based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information.

Prior to 2006, the Company had continued to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost was not recorded for the nine months ended September 30, 2005, as the quoted market price on the date of grant for options granted equaled the exercise price. The total intrinsic value of the 4,500 shares exercised in the first quarter of 2005 was $11,582. Compensation cost determined under SFAS No. 123 would not have reduced net income and income per share for the three months ended September 30, 2005, but net income would have been reduced for the nine months ended September 30, 2005 to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,582,000	$4,239,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	—	(371,000)

Pro forma net income	$1,582,000	$3,868,000

Earnings per share:

Basic - as reported	$0.28	$0.74
Basic - pro forma	$0.28	$0.68

Diluted - as reported	$0.28	$0.74
Diluted - pro forma	$0.28	$0.68

5.	INVESTMENT SECURITIES

The following investment securities available for sale have an unrealized loss as of September 30, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated Fair Value	Gross Unrealized Loss
Obligations of U.S. government agencies:
With an unrealized loss for less than 12 months	—	—
With an unrealized loss for more than 12 months	43,999	1,402
Tax-exempt municipal securities:
With an unrealized loss

for less than 12 months	537	3

Mortgage-backed securities:
With an unrealized loss for less than 12 months	4,767	73
With an unrealized loss for more than 12 months	39,795	1,510

	$89,098	$2,988

At September 30, 2006, there were two tax-exempt municipal securities and five mortgage-backed securities with an unrealized loss for less than 12 months, as well as thirteen obligations of U.S. government agencies and sixteen mortgage-backed securities with an unrealized loss for more than 12 months. The total estimated fair value of the securities with an unrealized loss at September 30, 2006 represented 97% of the book value. This unrealized loss is caused by increasing interest rates rather than deteriorating credit quality. While the duration of the impairment is dependent on the market and a fluctuating yield curve, the duration of 42% of the investment securities with unrealized loss could be shortened by the issuing agency calling the securities.

The following investment securities held to maturity have an unrealized loss as of September 30, 2006 for which an other than temporary impairment has not been recognized.

(In thousands)	Estimated fair value	Gross Unrealized loss
Tax-exempt municipal securities with an unrealized loss for less than 12 months	4,344	25

Tax-exempt municipal securities with an unrealized loss for more than 12 months	$1,097	$15

	$5,441	$40

Seven securities held to maturity had unrealized losses at September 30, 2006. This impairment is based on increasing interest rates rather than deteriorating credit quality. The duration of the loss appears to be short-term in nature, although it is a function of the general market environment and constantly changing yield curve.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, whereby the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the impact of SFAS No. 157 on its financial position, results of operations or cash flows to be material.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-5 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement and provides guidance for correcting errors in prior years. SAB No. 108 is effective for periods ended after November 15, 2006. The Company does not expect the impact of adopting SAB No. 108 to be material to its financial position, results of operations and cash flows.

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

In December 2003, the AICPA issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. The Company followed the requirements of this statement in the acquisition of Concord Bank, N.A (Concord) – (see Note 7). At the date of the acquisition of Concord, none of its loans were within the scope of SOP 03-3 and accordingly, its allowance for loan losses of $1.1 million, which relates to loans excluded from the scope of SOP 03-3, was added to the Company’s allowance in recording the acquisition.

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

The preliminary purchase price allocation is presented below:

(In thousands)	At April 1, 2006
Cash and due from banks	$472
Federal funds sold	8,700
Investment securities available for sale	7,618
Loans, net	94,856
Premises and equipment, net	9,907
Goodwill	7,829
Core deposits premium	1,490
Other assets	1,106

Total assets acquired	131,978

Deposits	107,836
Other liabilities	421

Total liabilities assumed	108,257

Net assets acquired	$23,721

The pro forma information for the three and nine months ended September 30, 2006 and September 30, 2005 related to the impact of the acquisition on the Company’s consolidated financial statements is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Interest Income	$6,870	6,384	$20,293	18,532
Net Income	$1,620	1,740	$4,554	4,689

Basic Earnings per Share	0.23	0.31	0.69	0.82
Diluted Earnings per Share	$0.23	0.31	$0.68	0.82

8.	PENDING ACQUISITION OF SUMMIT BANK CORPORATION

On September 18, 2006, Summit entered into a definitive agreement with UCBH Holdings, Inc. (Nasdaq: UCBH) whereby UCBH would acquire Summit for approximately $175.5 million. UCBH is the holding company for United Commercial Bank, a $8.35 billion state chartered bank headquartered in San Francisco, California. United Commercial Bank serves the Chinese community and American businesses doing business in greater China, and has California offices in the San Francisco Bay area, Sacramento, Stockton, Los Angeles and Orange County. It also has branches in the Pacific Northwest, New York, New England and Hong Kong, as well as representative offices in Shenzhen, China and Taipei, Taiwan. The transaction, expected to close at year end 2006, is subject to approval by Summit’s shareholders and regulatory approval.

Under the merger agreement, UCBH will pay cash and issue shares of its common stock in exchange for all outstanding shares of Summit common stock. The merger agreement provides that each share of Summit common stock outstanding prior to the effective time of the merger will be converted, at the election of the holder, to either cash in the amount of $24.50 per share or 1.3521 shares of UCBH common stock, subject to adjustment as described in the merger agreement. The total mix of cash and stock received in exchange for all of a shareholder’s shares of Summit common stock will be subject to allocation by UCBH’s exchange agent in order to ensure that 50% of Summit’s outstanding shares of common stock immediately prior to the merger are exchanged for cash and the other 50% for stock, or as close an approximation to that division as is possible. In addition to the foregoing consideration, options to purchase shares of Summit common stock that are outstanding and unexercised immediately prior to the effective time of the merger will be canceled in exchange for cash in the amount equal to the difference between $24.50 and the exercise price per share of the option, multiplied by the number of shares subject to the option.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future local, national and international political and economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes and compliance;

•	international currency fluctuations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, and other financial institutions operating in our market area and elsewhere;

•	the effects of any mergers, acquisitions or other transactions, including our acquisition of Concord Bank, to which the Company or its subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire;

•	the possibility that the merger with UCBH may not close on a timely basis or at all (see Recent Developments)

•	the failure of assumptions underlying the establishment of allowances for loan losses;

•	international currency fluctuations; and

•	the effects of the war on terrorism, and conflicts in the Middle East.

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

Losses on loans result from a broad range of causes ranging from borrower specific problems, to industry issues, and to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. The depth and duration of any economic recession could impact the credit risk associated with the loan portfolio. Another factor that could affect credit risk is a consideration of concentrations of credit within specific industry sectors.

Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses. See “Allowance for Loan Losses” on page 16.

Recent Developments

On September 19, 2006, Summit announced that they had entered into a definitive agreement with UCBH Holdings, Inc. (Nasdaq: UCBH) whereby UCBH would acquire Summit for approximately $175.5 million. UCBH is the holding company for United Commercial Bank, a $8.35 billion state chartered bank headquartered in San Francisco, California. United Commercial Bank serves the Chinese community and American businesses doing business in greater China, and has California offices in the San Francisco Bay area, Sacramento, Stockton, Los Angeles and Orange County. It also has branches in the Pacific Northwest, New York, New England and Hong Kong, as well as representative offices in Shenzhen, China and Taipei, Taiwan. The transaction, expected to close at year end 2006, is subject to approval by Summit’s shareholders and regulatory approval.

Statement of Financial Condition

Total assets increased to $665.7 million at September 30, 2006 from $525.9 million at December 31, 2005, representing a 26.6% increase, and from $534.2 million at September 30, 2005, representing a 24.6% increase. This was primarily due to the acquisition of Concord, which contributed $123 million in assets as of the April 1, 2006 closing date. Loans increased from $346.0 million at September 30, 2005 to $358.0 million at December 31, 2005, and to $467.2 million at September 30, 2006, an increase of $121.2 million, or 35%, over the third quarter last year. Of this growth, $105.3 million is due to the acquisition of Concord. Total investment securities at September 30, 2006 were $133.5 million compared to $125.2 million at December 31, 2005 and $136.0 million at September 30, 2005. The investment securities portfolio declined from September 30, 2005 to December 31, 2005 primarily as a result of one maturing agency investment in the fourth quarter of 2005, and increased from December 31, 2005 to September 30, 2006 primarily due to purchases of additional securities during the year, partially offset by one maturing agency investment in the third quarter of 2006, and principal paydowns on mortgage-backed securities during 2006.

Total deposits have increased to $549.1 million at September 30, 2006 from $440.8 million one year ago and have increased from $438.2 million at December 31, 2005. The growth in deposits during 2006 has been mainly in organic growth in certificates of deposits and $107.8 million in deposits from the acquisition of Concord. Subsequent to that acquisition, Concord brokered deposits and public funds have declined by $49.1 million due to maturities, and have primarily been replaced by the organic growth in certificate of deposits. Noninterest bearing deposits increased slightly from 23.8% of deposits at September 30, 2005 to 24.8% at December 31, 2005, but then decreased to 20.5% of deposits at September 30, 2006 due to strong growth in certificates of deposit and the acquisition of Concord. Borrowed funds have declined from $45.8 million at September 30, 2005 to $40.7 million at December 31, 2005 and then increased to $42.3 million at September 30, 2006. Shareholders’ equity has increased from $36.0 million at September 30, 2005 to $36.6 million at December 31, 2005 and $59.8 million at September 30, 2006 due to earnings in both periods and the common stock offering in 2006.

The following table details selected components of the Company’s average balance sheet for the current period and the same period last year to illustrate the resulting change over the past year:

(In thousands)	Three months ended September 30,		% Change
	2006	2005
Total investment securities	$133,353	$138,906	-4.00%
Total loans	460,781	340,683	35.25
Earning assets	595,453	487,309	22.19
Total assets	660,688	529,041	24.88

Non-interest-bearing deposits	113,085	106,573	6.11
Interest-bearing deposits	445,392	319,508	39.40
Borrowed funds	29,719	57,965	-48.73
Total funds	588,196	484,046	21.52

Total equity	58,278	35,561	63.88

Results of Operations

The Company reported net income of $1.62 million for the third quarter of 2006, compared to $1.58 million for the third quarter of 2005, an increase of 2.5%. The primary reason for the increased earnings was an increase in net interest income due to the rising prime rate’s effect on the Bank’s floating rate commercial loan portfolio and Concord’s contribution to net income. Diluted net earnings per share for the third quarter of 2006 were $0.23, down from the $0.28 diluted earnings per share for the third quarter of 2005. The annualized return on average stockholders’ equity for the three-month period ended September 30, 2006 was 11.12% versus 17.79% for the same period in 2005, and the return on average assets was .98% in the third quarter of 2006, compared to 1.20% in the third quarter of 2005. The book value per share was $8.38 at September 30, 2006 compared to $6.43 at December 31, 2005 and $6.32 at September 30, 2005. The significant increase in the book value per share at September 30, 2006, and the decline in earnings per share and return on shareholders’ equity, is largely due to the proceeds received March 31, 2006 from the additional 1,250,000 shares sold through the common stock offering. An additional 187,500 shares were sold in April, 2006 as the underwriter exercised an option to purchase shares to cover over-allotments from the offering. In the third quarters of both 2006 and 2005, the Company paid a cash dividend of $.10 per share.

For the nine months ended September 30, 2006, the Company reported net income of $4.71 million, an increase of 11.1% over the $4.24 million for the first nine months of 2005. This improvement was for the same reasons as noted above for the quarterly increase. Year to date diluted earnings per share for 2006 were $0.71, compared to $0.74 for the first nine months of 2005. The annualized return on shareholders’ equity for the nine month period ended September 30, 2006 was 12.38% compared to 16.15% last year. The decline in earnings per share and annualized return on shareholders’ equity is due to the same reasons noted in the previous paragraph. Return on average assets year to date was 1.02% compared to 1.07% last year.

Net interest income increased by 29.6% from $5.30 million for the third quarter in 2005 to $6.87 million for the third quarter in 2006. For the nine months ended September 30, 2006, net interest income was $19.06 million compared to $15.47 million last year for the same period, reflecting a 23.2% increase. For the nine months ended September 30, 2006, interest income is up $8.69 million, or 37.9%, and interest expense is up $5.10 million, or 68.4%, over the same period last year. The increased net interest income for the quarter and the year has primarily been the result of upward repricing of the $292 million floating rate commercial loan portfolio along with Concord’s contribution to net interest income since the acquisition.

The net interest rate margin for the quarter ended September 30, 2006 was 4.61%, up from 4.35% for the same period last year. For the nine months ended September 30, 2006, the net interest margin was 4.53%, again up from 4.22% last year. The yield on earning assets has increased from 6.59% for the three months ended September 30, 2005 to 7.80% for the three months ended September 30, 2006. On a year to date basis, yield on earning assets has increased from 6.27% last year to 7.54% this year. The cost of interest bearing funds has increased from 2.24% for the three months ended September 30, 2005 to 3.25% for the three months ended September 30, 2006. On a year to date basis, cost of interest bearing funds has increased from 2.04% last year to 3.02% this year. Also increasing was the cost of funds related to the $12 million in trust preferred securities which is tied to LIBOR. The rate on these funds has increased to 8.60% for the third quarter of 2006 from 6.59% for the third quarter 2005.

For the third quarter of 2006, the loan loss provision was $600,000 compared to $50,000 for the third quarter last year. The larger third quarter 2006 provision was primarily due to $280,000 in loan chargeoffs and the increase in the reserve of $177,000 for the downgrade of one loan for $1.3 million in September, 2006. The loan loss provision for the nine months ended September 30, 2006 was $1,250,000 compared to $514,000 last year. See “Allowance for Loan Losses” below.

Noninterest income was $924,000 for the quarter ended September 30, 2006, a slight decrease from the $926,000 last year for the third quarter, mainly due to a decline in both international fee income and SBA loan servicing fees, offset by an increase in NSF service charges and a gain recorded for the increase in fair value on the interest rate floor. The interest rate floor has a remaining book value of $66,000 at September 30, 2006. On a year to date basis, noninterest income has decreased from $2.8 million last year to $2.5 million this year, mainly due to a decline in both international fee income and NSF service charges and an $88,000 gain on the sale of other real estate property during the 2005 period. Additionally, the company recorded a year to date loss of $92,000 for the decline in the fair value of the interest rate floor purchased in the fourth quarter 2005.

Noninterest expenses increased to $4.98 million in the third quarter of 2006 compared to $3.95 million in the same period last year. The 26.2% increase was primarily due to increased salaries and benefits, equipment expenses, and professional fees; and the addition of these same expenses from Concord. Salaries and benefits increased by 19.4% from $2.00 million for the third quarter last year to $2.40 million for the third quarter this year, due to increased temporary staffing and accrued bonus and incentive expense and employee benefits expense, in addition to the impact of the acquisition of Concord. Occupancy and equipment expense increased this quarter from a year ago partially due to one new branch opened in the past year. Additionally, in June 2006 the Company recorded $39,000 in expense relating to the fair value of the liability associated with the remaining lease rentals (reduced by the estimated sublease rentals) to be incurred due to the early termination of its Phoenix Boulevard branch lease. That office was closed in June 2006. Other operating expenses have increased by 51.4% from $1.12 million for the third quarter last year to $1.70 million for the quarter ended September 30, 2006 due primarily to increased accounting and professional fees and core deposit intangible amortization, offset by reduced 2006 marketing expense. For the nine months ended September 30, 2006, total noninterest expense increased by 15.4% to $13.80 million from $11.96 million last year. That increase is primarily due to the same reasons as outlined above. The efficiency ratio was 63.90% for the third quarter of 2006, up slightly from 63.39% for the same period last year. On a year to date basis through September 30, 2006 the operating efficiency ratio was 63.93% compared to 65.31% last year. The increases in noninterest expenses have not materially increased the Company’s operating efficiency ratio due to corresponding increases in net interest income and additional Concord revenue. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income (less gain/loss on sale of securities).

Non-performing Assets

Non-performing assets are defined as non-accrual loans, renegotiated loans and other real estate acquired by foreclosure. Non-performing assets were $5.89 million at September 30, 2006, representing 1.26% of total loans and other real estate, compared to $1.18 million, or .33%, at December 31, 2005 and $679,000 or 0.20% at September 30, 2005.

We downgraded two loans totaling $4.3 million to substandard in January 2006 as a result of declining financial condition of one of the related borrowers. These two loans were placed on non accrual status in April 2006 due to becoming 90 days delinquent. Subsequent to these loans being placed on non-accrual, the Company foreclosed on two properties securing the two loans and assumed ownership in July, 2006, and recorded $2.6 million of other real estate. Additionally, Summit reached an agreement with the borrowers and guarantors evidenced by a consent order calling for their payment of $1.7 million to Summit prior to December 31, 2006.

In addition to this consent order, Summit holds additional inventory collateral on the $1.7 million loan, which inventory is the subject of a bankruptcy case in which Summit’s claim as a creditor is being litigated. On October 30, 2006, a hearing was held and the judge issued certain directives and orders to be accomplished by the next hearing to assist in resolving the issues. That hearing is not yet scheduled.

Based on valuations of the collateral related to the loan, we reassessed our allowance for loan losses and increased the loan loss reserve for this loan to $154,000 as of June 30, 2006 and maintained that level of reserve during the third quarter of 2006. Management continues to review the status of the loan described above, as well as monitoring the progress of the bankruptcy case, and will make further adjustments to the reserve to the extent appropriate under Summit’s policies governing the allowance for loan loss.

Non-performing assets at September 30, 2006 also included eight loans totaling $1.55 million, seven of which were fully guaranteed by the Small Business Administration (“SBA”). The eighth loan was 85% guaranteed. The remaining non-performing assets consist of the other real estate and $1.7 million non-

accrual loan discussed above.

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Loans on non-accrual

SBA guaranteed	1,549	578	595
Non-SBA guaranteed	1,700	605	84
Other Real Estate Owned	2,643	0	0
Total non-performing assets	5,892	1,183	679

Total non-performing loans as a percentage of total loans and other real estate	1.26%	0.33%	0.20%

Impaired loans are defined as those loans as to which we believe it is probable that we will be unable to collect all principal or interest according to the contractual terms of the note agreement. At September 30, 2006, December 31, 2005 and September 30, 2005, we had loans totaling $3.25 million, $1.18 million and $679,000, respectively, that were considered impaired.

Total delinquent loans were $7.76 million or 1.67% of total loans at September 30, 2006, compared to $2.08 million or 0.58% of total loans at December 31, 2005 and $1.48 million or 0.43% of loans at September 30, 2005. Delinquent loans primarily consisted of commercial loans and include all of the impaired loans discussed above.

We consider all loans categorized as criticized or classified by the Bank’s internal rating system as potential problem loans. The loans categorized as criticized or classified (loans rated as special mention, substandard, doubtful or loss) which includes loans on non-accrual as set forth above, increased to $7.47 million, or 1.60% of total loans, at September 30, 2006 compared to $4.83 million, or 1.35% of total loans at December 31, 2005 and $6.00 million, or 1.73% of loans at September 30, 2005.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The loan portfolio is primarily comprised of loans to small businesses. In particular, the Company has developed lending niches in a number of industries, the most prevalent of which include restaurants, convenience stores, retail merchants, and strip shopping centers. At September 30, 2006, the Bank’s largest concentrations are commercial real estate loans which totaled approximately $199.0 million, or 259.2%, of Bank equity capital; retail trade loans to convenience stores, restaurants, food stores, and liquor stores, which totaled approximately $152.8 million, or 199.1%, of Bank equity capital; and loans to service providers: financial, health, lodging and dry cleaners, which totaled approximately $60.8 million, or 79.2%, of Bank equity capital. These concentrations are all within established policy limits. Management has not identified any specific industry weakness that may negatively impact the loan portfolio.

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

A general allowance for losses is calculated based on estimates of inherent losses which probably exist as of the evaluation date, taking into account the loans as they are impacted by the above factors. The general allowance for losses on problem loans in these categories is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic trends and conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory guidelines. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates probable loss upon liquidation of collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $235,000 at September 30, 2006. The basis for the unallocated reserve is due to a number of qualitative factors, such as migration trends in the portfolio, trends in volume, the risk identification process, changes in the outlook for local and regional economic conditions and concentrations of credit, none of which are adequately or completely captured in the aforementioned components of the allowance for loan losses.

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

The allowance for loan losses totaled $6.34 million at September 30, 2006, an increase from the $4.56 million at December 31, 2005 and $4.61 million at September 30, 2005. The increase of the allowance for loan losses was largely caused by the acquisition of Concord, which resulted in an additional loan loss allowance of $1.1 million. The allowance for loan losses represented 1.36%, 1.27% and 1.33% of total loans outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Gross charged-off loans for the year to date through September 30, 2006 totaled $783,000, while recoveries for the period totaled $217,000, for an annualized net charge-off ratio of 0.18% of average total loans. The net charge-off ratio for the same period in 2005 was also 0.18%. The provision for loan losses was $600,000 in the third quarter of 2006 compared to $50,000 during the same period last year. On a year to date basis, the provision for loan losses was $1.25 million for the first nine months to date compared to $514,000 for the same period last year. The provision increased in the third quarter of 2006 over the second quarter of 2006 due to three charge-offs totaling $280,000, and the downgrading of one loan for $1.3 million to substandard.

The following table represents an analysis of the Company’s allowance for loan losses including the provision for loan losses and net loan charge-offs for the nine months ended September 30, 2006 and 2005.

Analysis of Allowance for Loan Losses

for the Nine Months Ended September 30,

(In thousands)	2006	2005
Allowance for loan losses at beginning of period	$4,555	$4,549

Charge-offs:
Commercial, financial, and agricultural	420	345
SBA	358	406
Installment	5	—

Total	783	751

Recoveries:
Commercial, financial, and agricultural	146	137
SBA	57	160
Installment	14	—

Total	217	297

Net charge-offs	566	454

Provision for loan losses charged to income	1,250	514
Provision for loan losses from acquisition of Concord Bank, N.A.	1,100

Allowance for loan losses at end of period	$6,339	$4,609

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

Based on an analysis performed by management at September 30, 2006, the allowance for loan losses is considered adequate to cover loan losses in the portfolio as of that date.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swaps and floor contracts to hedge against significant movements in interest rates and resulting variable cash flows that could negatively impact net interest income and serve as a critical tool in our asset and liability management. An interest rate swap involves a financial transaction whereby we enter into an agreement to pay a floating or fixed rate of interest on a notional amount. In return, we are paid a fixed or floating rate of interest. In the third quarter of 2006 our only currently outstanding interest rate swap provided for a fixed yield in exchange for paying a floating rate, which resulted in a reduction of interest income of $327,000 compared to $40,000 of additional interest income for the same period in 2005. As the prime rate increased in 2005 and 2006, the value of the swap contract which matures in 2008 declined resulting in a liability of $866,000 at September 30, 2006. Because the interest rate swap qualified as a hedging instrument, the change in fair value is recorded in accumulated other comprehensive income/(loss) within shareholders’ equity.

In 2005, we decided to enter into an interest rate floor contract to protect our increasing yield on the loan portfolio. The five year, $25.0 million interest rate floor purchased in October, 2005 at a cost of $246,000 will result in Summit Bank being paid if and when the prime rate falls below 6%. As a result of the decline in rates in the third quarter of 2006, the floor has regained value, resulting in a $36,000 recording of income in the third quarter 2006. On a year to date basis, $92,000 in expense has been recorded for the nine months ended September 30, 2006 due to the additional prime rate increases in early 2006. At September 30, 2006 the book value of the interest rate floor was $66,000. The interest rate floor was determined not to qualify for hedge accounting; therefore, the change in value is recorded through earnings.

Liquidity and Capital Adequacy

Management analyzes the level of off-balance sheet assets and liabilities such as unfunded loan commitments and outstanding letters of credit as they relate to the levels of cash, cash equivalents, liquid investments, and available federal funds lines to ensure that a potential shortfall does not arise. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operational requirements. Cash and short-term investments totaled $17.9 million, $18.8 million and $27.4 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. On March 31, 2006, $17.6 million in proceeds from the common stock offering were invested in overnight funds and used on April 1, 2006 to fund the majority of the $23.7 million Concord Bank N.A. acquisition. On April 25, 2006, $2.7 million in proceeds were received from the exercise of the over-allotment option of the common stock offering. These funds were injected into the Bank. Also related to liquidity, during 2005 and the first six months of 2006, deposit growth and investment runoff allowed the Company to de-leverage its balance sheet by reducing Federal Home Loan Bank advances and wholesale borrowings, but during the third quarter, deposits decreased and borrowed funds increased. Borrowed funds have declined from $45.8 million at September 30, 2005 to $40.7 million at December 31, 2005 and increased to $42.3 million at September 30, 2006.

Shareholders’ equity of the Company increased to $59.8 million at September 30, 2006 compared to $36.6 million at December 31, 2005. The increase was due to earnings and the proceeds from the common stock offering previously mentioned.

The capital level of the Bank exceeds all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3%, and require other banks to maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of shareholders’ equity less certain intangible assets. The Bank’s Tier 1 leverage ratio was 9.45% at September 30, 2006 compared to 9.16% at year-end 2005. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8% with 50%, or 4%, of this amount made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category and off-balance sheet asset equivalents similarly adjusted. At September 30, 2006, the Bank had a total risk-weighted capital ratio of 13.49% and a Tier 1 risk-weighted capital ratio of 12.24%, a slight decrease from year-end 2005 ratios of 13.84% and 12.63%, respectively.

Commitments and Contractual Obligations

In addition to the Company’s contractual obligations such as deposits, FHLB advances and other borrowed funds, the Company has commitments to its customers under lines of credit. The total of these commitments at September 30, 2006 was approximately $62 million. The lines include conventional revolving lines of credit that consist of commercial working capital lines that renew annually. Commitments also include annually renewing international lines for letters of credit availability. There are commitments under lines of credit which are not revolving that are used by customers for specific purposes, as well as various types of consumer lines of credit. These include lines secured by mortgages on residential real estate and unsecured revolving credit lines. Although management regularly monitors the balance of outstanding commitments to ensure funding availability should the need arise, historical records indicate that the total of outstanding commitments is a very consistent amount, and the risk of all customers fully drawing on all these lines at the same time is remote.

The following table is a summary of the Company’s commitments to extend credit and commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date.

In thousands	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years	Due after 5 Years
Demand and savings deposits	$213,753	$—	$—	$—	$—	$—
Time deposits	315,399	10,411	1,864	2,228	5,398	31
Other borrowed funds	30,337	—	—	—	—	—
Commitments to customers under lines of credit	62,384	—	—	—	—	—
Commitments under Lease agreements	1,174	759	656	647	372	1,290
Long-term debentures	—	—	—	—	—	12,000

	$623,047	$11,170	$2,520	$2,875	$5,770	$13,321

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION

ITEM 1.	Legal Proceedings - Not Applicable

ITEM	Risk Factors

1A.	In addition to the other information set forth in this report, you should consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not Applicable

	b)	Not Applicable

	c)	The Company did not have a stock repurchase plan in effect and there were no repurchases during the current period

ITEM 3.	Defaults Upon Senior Securities - Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders None.

ITEM 5.	Other Information – Not Applicable

ITEM 6.	Exhibits

Exhibit 2.1

Agreement and Plan of Merger among Summit, UCBH Holdings, Inc. and UCB Merger Sub, LLC dated September 18, 2006 (incorporated by reference to Appendix A to Summit’s Preliminary Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on October 5, 2006, File No. 000-21267)

Exhibit 31. 1
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
Thomas J. Flournoy
Chief Financial Officer

DATE: November 14, 2006

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger among Summit, UCBH Holdings, Inc. and UCB Merger Sub, LLC dated September 18, 2006 (incorporated by reference to Appendix A to Summit’s Preliminary Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on October 5, 2006 (File No. 000-2126	—

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”)	25-26

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Act	27